Form 10QSB
period 1999-03-31
INTERNET FOOD CO INC
filed 1999-12-30
CIK 1069488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 1999

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to ________________


Commission file number 001-14889

                           INTERNET FOOD COMPANY, INC.
                           ---------------------------
             (exact name of registrant as specified in its charter)

Nevada                                                  88-0390657
------                                                  ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

631-A Cass  Street, Suite 181
Monterey, California                                           93940
--------------------                                           -----
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:           (831) 647-8553


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.
                               Yes     No   X


The number of shares of the Registrant's Common Stock, $.001 par value, as of March 31, 1999 was 17,780,695 outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.



Hawkins Accounting
Certified Public Accounting


To the Board of Directors
Internet Food Company, Incorporated
Monterey, California

I have reviewed the accompanying balance sheet of Internet Food Company, Inc. as of March 31, 1999 and the related statement of income and Shareholders' Equity and the statement of cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is representation of the management of Internet Food Company, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements takenas a whole. Accordingly, I do not express such as opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

September 15,1999

                          INTERNET FOOD COMPANY, INC.
                                 BALANCE SHEET
                                 March 31, 1999
                                     ASSETS

Current assets
     Cash and cash equivalents                                                       $    4,991
     Accounts receivable-trade                                                               97
     Accounts receivable-barter                                                           6,744
     Due from arriliate                                                                     100
     Inventory                                                                            4,905
          Total current assets                                                           16,837

Equipment
     Equipment                                                                              700
     (Less) Accumulated depreciation                                                        (50)

Other assets
     Trade name                                                                           6,050

Total assets                                                                         $   23,537

Current liabilities
     Accounts payable                                                                $    1,626
     Note payable-R. Strahl                                                               2,575
     Note payable-Monterey Ventures                                                       4,780
     State corporate tax payable                                                          1,600
          Total current liabilities                                                      10,581

Shareholders' equity
     Capital stock, par value $10, 50,00
          17,780,695 shares issued and outstanding                                    1,788,070
     Paid in capital                                                                 (1,645,670)
     Common stock offering costs                                                         (6,150)
     Retained earnings                                                                 (113,294)
          Total shareholders' equity                                                     12,956

Total liabilities and shareholders' equity                                           $   23,537


             See Accompanying notes and accountant's review report
                                        2

                           INTERNET FOOD COMPANY, INC.
                             STATEMENT OF OPERATIONS
                   For the three months ended March 31, 1999

Sales                                                                                $    10,429
Cost of sales
     Beginning inventory                                                                   4,905
     Purchases                                                                             7,033
     Supplies                                                                                246
     Total available for sale                                                             12,184
          (Less) ending inventory
               Total cost of goods sold                                                    7,279

Gross profit                                                                               3,150

Operating expenses
     Advertising                                                                              31
     Bank charges                                                                            527
     Consulting fees                                                                      22,231
     Depreciation                                                                             50
     Equipment lease                                                                       2,937
     License and pennits                                                                      46
     Management fees                                                                       6,600
     Office expense                                                                          869
     Postage and delivery                                                                    679
     Professional fees                                                                     8,755
     Rent                                                                                  1,515
     Travel and entertainment                                                                818
     Telephone                                                                               332
          Total operating expenses                                                        46,290

          Loss from operations                                                           (42,140)

Other income and (expense)
     Loss on sale of investments                                                            (499)
     Interest expense                                                                       (585)
                                                                                          (1,084)

Loss prior to income taxes                                                               (43,224)

State corporate income tax                                                                   800

Net loss                                                                             $   (44,024)

Loss per common share                                                                    (0.0026)

Weighted average
     of shares outstanding                                                            17,148,222


             See accompanying notes and accountant's review report
                                       3

                          INTERNET FOOD COMPANY, INC.
                       STATEMENT OF SHAREHOLDERS' EQUITY
                   For the three months ending March 31, 1999

                                                    Common Stock
                                                                                Paid in        Offering       Retained
                                             Shares              Amount         Capital        Costs          Earninqs
                                             ------              ------         -------        -----          --------
Balance,
     December 31, 1998                          16,167,695       $ 1,616,770    $ (1,552,070)  $ (6,150)      $  (69,270)
Options issued                                   1,040,000           104,000         (93,600)
Stock issued                                       573,000            57,300
Not loss for the period                                                                                          (44,024)
                                                17,780,695         1,778,070    $ (1,645,670)  $ (6,150)      $ (113,294)


             See accompanying notes and accountant's review report
                                       4

                          INTERNET FOOD COMPANY, INC.
                   STATEMENT OF CASH FLOWS - INDIRECT METHOD
                   For the three months ending March 31, 1999

Cash flows from operating activities                                            $    (44,024)
     Not loss
     Adjustments to reconcile net income to net cash
          provided by operating activities
          Depreciation expense                                                            50
          Increase in current assets                                                    (365)
          Decrease in current liabilities                                            (20,329)
          Net cash provided by operating activities                                  (64,668)

Financing activities
     Sale of common stock                                                             67,700

Cash provided by financing activities                                                 67,700

Increase (Decrease) in cash and cash equivalents                                       3,032
Cash and cash equivalent at beginning of the year                                      1,959
Cash and cash equivalent at end of the year                                            4,991

Supplemental disclosure of financing activities
     Interest paid                                                                       585


               See accompanying notes to the financial statements
                                       5

                             INTERNET FOOD COMPANY
                       NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 1999

NOTE 1 - SUMMARY SIGNIFICANT ACCOUNTING POLICIES

Nature of the business
----------------------

Internet Food Company, Inc. was formed to sell retail gourmet and specialty cheese on the internet and at a retail location. The Company was incorpomed under the laws of the State of Nevada on April 14, 1998. The Company is currently doing business as California Cheese Connection.


Pervasiveness of estimates
--------------------------

The preparailon of financial statements in conformity with generally accepted accounting principles requires management to take estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ froin those estimates.

Cash and cash equivalents
-------------------------

For financial statement presentation purposes, the Company considers all short tenn investments with a maturity date of three months or less to be cash equivalents

Inventories
-----------

Inventories are recorded at the lower of cost or market, using the first-in, first-out method. Inventories consist principally of cheeses and specialty food items.

Bad debts and accounts receivable
---------------------------------

No allowance for doubtful accounts
has been recorded as management believes all amounts to be collectible.

Equipment
---------

Equipment is recorded at cost. Maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. As the equipment on the balance sheet was purchased at year-end, no provision for depreciation is made in the current year.

Income taxes
------------

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

                             INTERNET FOOD COMPANY
                       NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 1999

NOTE 2  ACCOUNTS RECEIVABLE

Accounts receivable - Trade
----------------------------

Accountants   receivable  trade  consists  primarily  of  sales  to  hotels  and corporations purchasing gift baskets. At March 31, 1999 the total was $97. Terms of all sales to these customers are net 30 days.

Accounts receivable - Barter
----------------------------

The Company is involved with an exchange group whereby goods and services are bartered. The individual members of this group purchase goods from another member and a voucher is written for payment of the goods or services provided. The Company then has a credit to purchase goods and services from other members of the barter group. At March 31, 1999 the balance that the Company is owed in goods and services was $ 6,744. The Comparty uses the barter to purchase goods and services. For the period ending March 31, 1999 the total arnount recorded as sales was $ 4,297 and S 1,994 was recorded as purchase of goods and services.

NOTE 3  NOTES PAYABLE

The notes payable are from shareholders of the Company. The notes are for working capital until the Company bocomes profitable. The notes will be repaid from operations when there is sufficient working capital. Interest is being charged at 1% a month. Total amount of borrowings for the period ended March 31, 1999 was $ 4,780. The Company paid off prior year borrowings of $ 12,990.

NOTE 4  COMMON STOCK

Common Stock
------------

During the period ended March 31, 1999, pursuant to an exemption under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the Act), the Company sold solely to accredited and/or sophisticated investors, its common stock, Fach share has a par value of S.10. There were twenty different transactions to different investors raising a total of $167,700 during the year period ended March 31, 1999.

Paid in capital
---------------

At incorporation the Company issued 15,385,000 shares of common stock with a fair value of $0.1 in payment of services, This amount is shown as a negative paid in capital amount since consideration was given in the form of services at the time of incorporation and no amount was reflected on the Company's books for the consideration.

The Company also issued 135,695 shares common stock with a fair

                             INTERNET FOOD COMPANY
                         NOTES THE FINANCIAL STATEMENTS
                                  March 31,1999


Paid in capital (con't.)
------------------------

value of $.10 to three individuals. The shares were given to these individuals for advancing the Company money for working capital purposes. These transactions occurred during the prior year.

NOTE 5 - RELATED PARTY TRANSACTIONS

On August 1, 1998 the Company entered into an agreement with a shareholder to provide investment-banking services. During the period ending March 31, 1999 the shareholder advanced the Company $ 4,780 for operations. There were no repayments on the advances.

As previously discussed, the Company entered into agreements with some of its shareholders to provide bridge loans for continuing operations of the Company. Total proceeds from the borrowings were S 15,490 during the prior year. The Company repaid $ 12,990 of the loans during the three month period ending March 31, 1999.

NOTE 6 - INCOME TAXES

The benefit for income taxes from operations consisted of the following components. Current tax benefit of $ 6,604 resulting from a net loss before income taxes, and deferred tax expense of $ 6,604 resulting from the valuation allowance recorded against the deferred tax asset resulting from the net operating loss. The change in the valuation allowance for the period ending March 31, 1999 was $ 6,604. Net operating loss carryforward will expire 2014.

The valuation allowance will be evalvatod at the end of each year, considering positive and negative evidence about whether the asset will be realized. At tbe time the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of hte deferred tax asset is no longer required. It is management's position that the deferred tax asset be recorded when there is positive evidence it will be realized.

NOTE 7 - STOCK OPTIONS

On January 1, 1999 and January 28, 1999 the Board of Directors voted to issue stock options to various individuals. The options axe to be exercised

                             INTERNET FOOD COMPANY
                        NOTES T0 THE FINANCIALSTATEMENTS
                                 March 31, 1999

NOTE 7 (con't)

at a price of $.01 exercised. There were a total of 1,040,000 options to be exercised. All options were exercised by the due date. The options were granted for services rendered.

NOTE 8 - MATERIAL ADJUSTMENTS

Management represents that all material adjustments to the financial statements have been made.

NOTE 9 - GOING CONERN

As of March 31, 1999, the Company has net losses since inception, which raises substantial doubt about its ability to continue as a going concern.

Management has subsequently been able to get its internet site up and running. This is expected to provide additional sales. Also, management has stepped up its efforts to increase its sales to hotels and other businesses.

The Company's ability to continue as a going concern is dependent upon successful public offering and ultimately achieving profitable operations. There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

During this First Quarter, the Company received $10,429 in revenues for the Quarter ending March 31, 1999. There are no comparisons for the first quarter of 1998 because the Company was not incorporated until April 14, 1998.

The trends for income are likely to continue as a result of the Company's marketing of the products and services of the company.

There is no deficiency in the First Quarter.

At present the Company's major sources of internal liquidity are cash in bank ($4,991) , accounts receivable ($6,744), and inventory ($4,905).

No material commitments for capital expenditures were made during the First Quarter and none are expected in the Second Quarter. The only development under way is for the completion of the Company's website.

The Second Quarter selling period should bring in additional, but limited, revenues because of the cyclical nature of the business. The revenue will have little impact on short term revenues.

The Company had minor changes to its equity as a result of the completion of its stock offering as of February 18, 1999. The Company also had a $10,000 reduction of accounts receivable and $10,000 in notes payable.

The Company has not been affected by any unusual events or transactions that would have any impact on reported income or operations.

The Company's marketing efforts has been the most significant factor resulting in the sales increase.

Consumer purchasing in this business segment has continued to grow along with the growth of internet sales.

Currently, the Company knows of no events that will cause a material change in costs and revenues.

The major increase in sales is because the Company has been in business for over 10 months and has established accounts with hotels and businesses.

The Company is a development stage company. Its primary concern is a possible increase in milk prices which would increase cheese prices. An increase would cause an increase in the Company's cost of sales.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

As of March 31, 1999, there were 1,778,070 in outstanding shares issued compared to 1,616,770 that were outstanding as of December 31, 1998.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

The Company has not filed any quarterly reports for the 1999 year and is planning on filing the quarterly reports for the periods ending June 30, 1999 and September 30, 1999.

Item 6. Exhibits and Reports on Form 8-K

None.

Signature Page

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     INTERNET FOOD COMPANY, INC.


                                                                /s/ Jan Demianew
                                                                ----------------
                                                            NAME:   Jan Demianew
                                                             TITLE:    President