Form 10QSB
period 1999-06-30
INTERNET FOOD CO INC
filed 1999-12-30
CIK 1069488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1999

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________


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

                                Yes     No   X


The number of shares of the Registrant's Common Stock, $.001 par value, as of June 30, 1999 was 17,780,695 outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


To the Board of Directors
Internet Food Company
Monterey, California

I have reviewed the accompanying balance sheet of Internet Food Company, Inc., as of June 30, 1999 and the related statements of Operations and Statement of cash flows for the periods ending June 30 and 1998, and the statement of shareholders equity for the Period ended June 30, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Internet Food Company, Inc.


A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such as opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


September 16, 1999

                          INTERNET FOOD COMPANY, INC.
                                 BALANCE SHEET
                                 June 30, 1999
                                     ASSETS
                                     ------

Current assets
        Cash and cash equivalents                                     $    3,096
        Accounts receivable- trade                                            97
        Accounts receivable-barter                                         5,546
        Due from affiliate                                                   100
        Inventory                                                          2,138
                Total current assets                                      10,977

Equipment
        Equipment                                                            700
        (Less) Accumulated depreciation                                     (100)
                                                                             600
Other assets
        Trade name                                                         6,050

Total assets                                                          $   17,627

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities
        Accounts payable                                              $      389
        Note payable-R.Strahl                                              2,650
        Note payable-Monterey Ventures                                     9,113
        State corporate tax payable                                          400
                Total current liabilities                                 12,552

Shareholders' equity
        Capital stock, par value $.10, 50,000,000 authorized
                17,780,695 shares issued and outstanding               1,778,070
        Paid in capital                                               (1,645,670)
        Common stock offering costs                                       (6,150)
        Retained earnings                                               (121,175)
                Total shareholders' equity                                 5,075

Total liabilities and shareholders' equity                            $   17,627

             See accompanying notes and accountant's review report



                           INTERNET FOOD COMPANY,INC.
                             STATEMENT OF OPERATIONS
                   For the six months ended June 30, 1999 and
                     from date of inception to June 30, 1998

                                                       Three months ended                     Six months ended

                                                 1999               1998               1999                1998
                                                 ----               ----               ----                ----
Sales                                            $    2,580         $         0        $    13,009         $         0
Cost of sales                                         1,748                   0              9,028                   0
Gross profit                                            832                   0              3,981
Operating expenses
     Advertising                                         13                                     45
     Bank charges                                        32                                    559
     Consulting fees                                  1,555                 180             23,786                 180
     Depreciation                                        50                                    100
     Dues and subscriptions                             380                                    380
     Equipment lease                                      0                                  2,937
     License and permits                                275                                    321
     Management fees                                      0                 182              6,500                 182
     Office expense                                     261                                  1,130
     Postage and delivery                               611                                  1,290
     Professional fees                                1,130               3,000              9,885               3,000
     Rent                                             2,900                                  4,416
     Travel and entertainment                         1,125                                  1,942
     Telephone                                          306                                    636
     Organization costs                                                   8,163                                  8,163
               Total operating expenses               8,638              11,525             53,927              11,525
               Loss from operations                  (7,806)            (11,525)           (49,946)            (11,525)
Other income and (expense)
        Loss on sale of investments                       0                   0               (499)                  0
        Interest expense                                (75)                  0               (660)                  0
                                                        (75)                  0             (1,159)                  0
Loss prior to income taxes                           (7,881)            (11,525)           (51,105)            (11,525)
State corporate Income tax                                0                 800                800                 800
Net loss                                         $   (7,881)        $   (12,325)        $  (51,905)         $  (12,325)

Loss per common share                            $  (0.0026)        $   (0.1369)        $  (0.0030)         $  (0.1369)

Weighted average
        of shares outstanding                    17,148,222              90,000         17,441,067              90,000



             See accompanying notes and accountant's review report

                           INTERNET FOOD COMPANY. INC.
                   STATEMENT OF CASH FLOWS - INDIRECT METHOD
                   For the six months ended June 30, 1999 and
                     from date of inception to June 30,1998

                                                           Three months                              Six months

                                                       1998                 1999                 1999                 1998
                                                       ----                 ----                 ----                 ----
Cash flows from operating activities
     Net loss                                           $   (7,881)          $   (12,325)          $  (51,905)          $  (12,325)
     Adjustments to reconcile net income to net cash
          provided by operating activities
          Depreciation expense                                  50                                        100
         (Increase) Decrease in current assets               3,965                                      3,600
          Increase (Decrease)in current liabilities          1,971                 8,438              (18,358)               8,438
Net cash provided by operating activities                   (1,895)               (3,887)             (66,563)              (3,887)

Financing activities
     Sale of common stock                                                          5,000               67,700                5,000
     Common stock offering costs                                                  (1,100)                                   (1,100)
Cash provided by financing activities                            0                 3,900               67,700                3,900

Increase(Decrease)in cash and cash equivalents              (1,895)                   13                1,137                   13
Cash and cash equivalent at end  of the period            4,991                     0                1,959                    0
Cash and cash equivalent at end of the year            $     3,095           $        13           $    3,096           $       13

Supplemental disclosure of financing activities
     Interest paid                                     $                                                  585
     Taxes paid                                              1,200                                      1,200


               See accompanying notes to the financial statements

                             INTERNET FOOD COMPANY
                       NOTES TO THE FINANCIAL STATEMENTS
                                  June 30,1999

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the business
----------------------

Internet Food Company, Inc. was formed to sell retail gourmet and specialty cheese on the internet and at a retail location. The Company was incorporated under the laws of the State of Nevada on April 14, 1998. The Company is currently doing business as California Cheese Connection. Operations did not commence until July, 1998.

Pervasiveness of estimates
--------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
-------------------------

For financial statement presentation purposes, the Company considers all short term investments with a maturity date of three months or less to be cash equivalents.

Inventories
-----------

Inventories are recorded at the lower of cost or market, using the first-in, first-out method. inventories consist principally of cheeses and specialty food items.

Bad debts and accounts receivable
---------------------------------

No allowance for doubtful accounts has been recorded as management believes all amounts to be fully collectible.

Equipment
---------

Equipment is recorded at cost. Maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. As the equipment on the balance sheet was purchased at year-end, no provision for depreciation is made in the current year.

Income taxes
------------

income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The defferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

                             INTERNET FOOD COMPANY
                       NOTES TO THE FINANCIAL STATEMENTS
                                 June 30, 1999

NOTE 2    ACCOUNTS RECEIVABLE

Accounts receivable-Trade
-------------------------

Accounts receivable trade consists primarily of sales to hotels and corporations purchasing gift baskets. At June 30, 1999 the total was $97. Terms of all sales to these are net 30 days.

Accounts receivable-Barter
--------------------------

The Company is involved with an exchange group whereby goods and services are bartered. The individual members of this group purchase goods from another member and a voucher is written for payment of the goods or services provided. The Company then has a credit to purchase goods and services from other members of the barter group. At June 30, 1999 the balance that the Company is owed in goods and services was $5,544. The Company uses the barter to purchase goods and services. For the period ending June 30, 1999 the total amount recorded as sales was $ 4,812 and #3,707 was recorded as purchase of goods and services.

NOTE 3    NOTES PAYABLE

The notes payable are from shareholders of the Company. The notes are for working capital until the Company becomes profitable. The notes will be repaid from operations when there is sufficient working capital. Interest is being charged at 1% a month. Total amount of borrowings for the period ended June 30, 1999 was $9,113. The Company paid off prior year borrowings of $ 12,990.

NOTE 4    COMMON STOCK

Common Stock
------------

During the period ended June 30, 1999 and June 30, 1998, pursuant to an exemption under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the act), the Company sold solely to accredited and/or sophisticated investors, its common stock. Each share has a par value of $.10. There were twenty different transactions to different investors raising a total of $ 67,700 during the year period ended June 30, 1999 and six different transactions raising a total $5,000 for the period ending June 30,1998.

Paid in capital
---------------

At incorporation the Company issued 15,385,000 shares of common stock with a fair value of $0.1 in payment of services. This amount is shown as a negative paid in capital amount since consideration was given in the form of services at the time of incorporation and no amount was reflected on the Company's books for the consideration.

                             INTERNET FOOD COMPANY
                       NOTES TO THE FINANCIAL STATEMENTS
                                 June 30, 1999

(con't)
NOTE 4    COMMON  STOCK


The Company also issued 135,695 shares of common stock with a fair value of $.01 to three individuals. the shares were given to these individuals for advancing the Company money for working capital purposes. These transactions occurred during the prior year.

NOTE 5    RELATED PARTY TRANSACTIONS

On August 1, 1998 the Company entered into an agreement with a shareholder to provide investment-banking services. During the period ending June 30, 1999 the shareholder advanced the Company $9,133 for operations. There were no repayments on the advances. There were no advances during the period ended June 30, 1998.

As previously discussed, the Company entered into agreements with some of its shareholders to provide bridge loans for continuing operations of the Company. Total proceeds from the borrowings were $15,490 during the prior year. The Company repaid $ 12,990 of the loans during the six month period ending June 30, 1999. There were no transactions of this type during the period ended June 30, 1998.

Various shareholders of the company have performed consulting services for which the Company has paid them consulting fees. For the period ending June 30, 1999 this amount paid to the shareholders amounted to $22,946. Services include clerical support, rent, office supplies etc.

During the period ended June 30, 1998 the Company borrowed $ 2,500 from shareholders for working capital purposes.

NOTE 6    INCOME TAXES

The benefit for income taxes from operations consisted of the following components. Current tax benefit of $7,725 resulting from a net loss before income taxes, and deferred tax expense $7,725 resulting from the valuation allowance recorded against the deferred tax asset resulting from the net operating loss. The change in the valuation allowance for the period ending March 31, 1999 was $7,725. Net operating loss carryforward will expire 2014.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. at the time the allowance will either be increased or reduced;

                             INTERNET FOOD COMPANY
                       NOTES TO THE FINANCIAL STATEMENTS
                                  June 30,1999

(con't)
NOTE 6    INCOME TAXES

reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required. It is management's position that the deferred tax asset be recorded when there is positive evidence it will be realized.

NOTE 7    STOCK OPTIONS

On January 1, 1999 and January 28, 1999 the Board of Directors voted to issue stock options to various individuals. The options are to be exercised at a price of $.01 per share. There were a total of 1,040,000 options to be exercised. All options were exercised by the due date. The options were granted for services rendered.

NOTE 8    MATERIAL ADJUSTMENTS

Management represents that all material adjustments to the financial statements have been made.

NOTE 9    GOING CONCERN

As of June 30, 1999, the Company has net losses since inception, which raises substantial doubt about its ability to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the Second Quarter, the Company's financial condition has minimal changes as a result of operations for the Quarter. The Company has received revenues of $13,009 for the year-to-date. This is an increase of $2580 from the previous quarter ending March 31, 1999. The year to date revenues ended June 30, 1998 was $0.00

The Company expects increasing revenues as a result of the Company's marketing efforts and development of the web site.

There is no material deficiency in the Second Quarter.

At present, the Company's major sources of liquidity are cash ($3,096), accounts receivable ($5,546), and inventory ($2,138).

No material commitment for capital expenditures were made during the second quarter and none are expected in the Third Quarter. There is no research or development underway.

Sales for the Third Quarter should increase over the Second Quarter with the Company's continued marketing efforts.

There was an increase of $4,000 on notes payable with a decrease of $1,200 in accounts payable. The note payable was to Monterey Ventures Inc.

The Company has not been affected by unusual events or transactions that would have any impact on reported income or operations.

The Company increase in sales was a result of its marketing efforts.

Consumer purchases of the Company's products continue to increase. Consumer purchases of all goods over the internet continue to increase domestically and internationally. This will continue to have a positive effect on the Company's revenues.

The Company knows of no events that will cause a material change in cost and revenues.

The revenue increase for the quarter resulted from the marketing efforts of the Company's principals.

The internet web site will increase the Company revenue by providing easier access to the Company's products.

The Company plans to increase its market share by soliciting hotels and businesses and educating consumers through the internet.

The Company is still a development stage and has not felt the effects of inflation.

The primary concern of the Company would be an increase in milk price that would have a ripple effect on wholesale cheese prices. Should an increase occur, the Company would increase its cost of sales.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

The Company has not timely filed quarterly reports for 1999 and is in the process of completing the filings.

Item 6. Exhibits and Reports on Form 8-K

None.

Signature Page

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     INTERNET FOOD COMPANY, INC.


                                                                /s/ Jan Demianew
                                                                ----------------
Dated:  December 29, 1999                                   NAME:   Jan Demianew
                                                             TITLE:    President