Form 10QSB
period 1999-09-30
INTERNET FOOD CO INC
filed 1999-12-30
CIK 1069488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


     X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended September 30, 1999

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to __________.


Commission file number 001-14889


                           INTERNET FOOD COMPANY, INC.
                           ---------------------------
             (exact name of registrant as specified in its charter)


         Nevada                                         88-0390657
         ------                                         ----------
(State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

631-a Cass  Street, Suite 181
Monterey, California                                             93940
--------------------                                             -----
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (831) 647-8553


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

                              Yes           No      X

The number of shares of the Registrant's Common Stock, $.001 par value, as of September 30, 1999 was 17,780,695 outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


HAWKINS ACC0UNTING
--------------------------------------------------------------------------------
CERTIFIED PUBLIC ACC0UNTANT                   341 MAIN STREET  SALINAS, CA 93901
                                               (831)758-1694  FAX (831) 758-1699


To the Board of Directors
Internet Food Company
Monterey, California

I have reviewed the accompanying balance sheet of Internet Food Company, Inc. as of September 30. 1999 and the related statements of operations and statement of cash flows for the periods ending September 30, 1999 and 1998, and the statement of shareholders equity for the period ended September 30, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Internet Food Company, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted accounting standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

                          INTERNET FOOD COMPANY, INC.
                                 BALANCE SHEET
                               September 30, 1999
                                     ASSETS
                                     ------

Current assets
   Cash and cash equivalents                           $           800
   Accounts receivable-trade                                       295
   Accounts receivable-barter                                    3,399
   Due from affiliate                                              100
   Inventory                                                     1,500
                                                                 -----
     Total current assets                                        6,094

Equipment                                                          700
   Equipment                                                      (150)
                                                                 ------
   (Less) Accumulated depreciation                                 550

Other assets

   Trade name                                                    6,050
                                                                 ------
Total assets                                           $        12,694
                                                                =======

                      LIABILITIES AND SHAREHOLDERS EQUITY


Current liabilities                                    $         2,994
   Accounts payable                                             10,113
   Note payable-Monterey Ventures                                2,650
   Note payable-Robert Strahl                                      400
                                                                -------
   State corporate tax payable
     Total current liabilities                                  16,157

Shareholders' equity
   Capital stock, par value $ .10, 50,000,000
     authorized 17,780,695 shares issued and
      outstanding                                            1,778,070

   Paid in capital                                          (1,645,670)
   Common stock offering costs                                  (6,150)
   Retained earnings                                          (129,713)
                                                            -----------
     Total shareholders' equity                                 (3,463)

Total liabilities and shareholders' equity             $        12,694
                                                           ===========


             See accompanying notes and accountant's review report

                           INTERNET FOOD COMPANY. INC
                             STATEMENT OF OPERATIONS
                 For the nine months ended September 30,1999 and
                  from date of inception to September 30, 1998



                                       Three months ended             Nine months ended
                                         1999        1998           1999                 1998
                                        -------     -------       ---------            ---------
Sales                               $    2,269  $      0      $    15,278           $         0
Cost of sales                            1,230         0           10,258                     0
                                        -------     -------       ---------            ---------
Gross profit                             1,039         0            5,020
Operating expenses
  Advertising                              705       232              751                   232
  Bank charges                              32        91              591                    91
  Consulting fees                        2,724     7,875           26,510                 8,055
  Depreciation,                             50                        150
  Dues and subscriptions                   245                        625
  Equipment lease                            0                      2,937
  License and Permits                       15       225              336                   225
  Management fees                            0     2,037            6,500                 2,219
  Office expense                            56     1,029            1,186                 1,039
  Postage and delivery                     366       288            1,657                   288
  Professional fees                      3,000     3,000           12,885                 6,000
  Rent                                   1,950       550            6,364                   550
  Travel and entertainment                   0       200            1,942                   200
  Telephone                                434                      1,070
  Organization costs                                                                      8,163
                                        ------    -------         -------                -------
     Total operating expenses            9,577    25,537           63,504                37,062
                                        ------    -------         -------                -------
     Loss from operations               (8,538)  (25,537)         (58,484)              (37,062)
Other Income and (expense)
     Loss on sale of investments             0         0             (499)                    0
     Interest expense                        0         0             (660)                    0
                                        ------    -------         --------               -------
                                             0         0           (1,159)                    0
                                        ------    -------         --------               -------
Loss prior to income taxes              (8,538)  (25,537)         (59,643)              (37,062)
State corporate income tax                   0       800              800                   800
Net Loss                            $   (8,538) $(26,337)     $    60,443           $   (37,862)
                                        =======  ========         ========             =========


Loss per common share               $  (0.0005) $(0.0606)     $   (0.0034)          $   (0.0871)
                                        =======  ========         ========             =========
Weighted average
     of shares outstanding          17,148,222   434,500       17,441,067               434,500
                                    ===========  ========      ===========              ========


                           INTERNET FOOD COMPANY, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                               September 30, 1999


                                       Common Stock
                                                                    Paid in        Offering        Retained
                                   Shares          Amount           Capital           Costs        Earnings
                                  ---------      ----------       -----------    ------------    -------------
Balance
   December 31, 1998             16,167,695      $ 1,616,770     $ (1,552,070)     $ (6,150)       $ (69,270)

Options issued                    1,040,000          104,000          (93,800)

Stock issued                        573,000           57,300

Net loss for the period                                                                              (60,443)
                                 ----------        ---------     --------------    ---------      -----------
                                 17,780,695      $ 1,778,070     $ (1,645,670)     $ (6,150)       $(129,713)
                                 ==========       ==========       ===========      ========        =========



             See accompanying notes and accountant's review report

                           INTERNET FOOD COMPANY, INC.
                   STATEMENT OF CASH FLOWS - INDIRECT METHOD
                For the nine months ended September 30, 1999 and
                  from date of inception to September 30, 1998


                                                                Three Months                          Nine Months
                                                            1999              1998               1999           1998
                                                          --------           -------         -----------     ----------
Cash flows from operating
  activities

     Net Loss                                        $    (8,538)        $  (26,337)        $  (60,443)     $  (37,862)
     Adjustments  to  reconcile
      net income to net cash
        provided  by  operating activities

      Depreciation   expense                                  50                                   150
      (increase) Decrease in current assets                2,587             (1,896)             6,187          (1,896)
      Increase (Decrease) in current liabilities           2,605              1,378            (15,763)          8,705
                                                          -------           --------          ---------        --------
Net cash provided by operating activities                  3,396            (27,163)           (69,859)        (81,053)

Investing activities
     Business name purchase                                                   4,000                              4,000



Financing activities
     Sale of common stock                                                    34,450             67,700          39,450
     Short term borrowing                                  1,000                                 1,000
     Common stock offering costs                                             (3,000)                            (4,110)
                                                          -------           --------           --------        --------
Cash provided by financing activities                      1,000             31,450             68,700          35,340
                                                          -------           --------           --------        --------

Increase (Decrease) in cash and cash equivalents          (2,296)               287             (1,159)            287
Cash and cash equivalent at beginning of the period        3,095                  0              1,959               0
                                                          -------           --------           ---------       ---------
Cash and cash equivalent at end of the year          $       800         $      287         $      800      $      287
                                                          =======           ========           =========       =========
Supplemental disclosure of financing activities
     Interest paid                                                                          $      585
     Taxes paid                                                                                  1,200


               See accompanying notes to the financial statements

                             INTERNET FOOD COMPANY
                       NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 1999

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of the business - Internet Food Company, Inc. was formed to sell retail gourmet and specialty cheese on the internet and at a retail location. The Company was incorporated under the laws of the State of Nevada on April 14, 1998. The Company is currently doing business as California Cheese Connection. Operations did not commence until July, 1998.

     Pervasiveness of estimates - The preparation of financial statements in conformity with generally accepted accounting principles and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and cash equivalents - For financial statement presentation purposes, the Company considers all short term investments with a maturity date of three months or less to be cash equivalents.

     Inventories - Inventories are recorded at the lower cost of the market, using the first-in, first-out method. Inventories consist principally of cheeses and specialty food items.

     Bad debts and accounts receivable - No allowance for doubtful accounts has been recorded as management believes all amounts to be fully collectible.

     Equipment - Equipment is recorded at cost. Maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. As the equipment on the balance sheet was purchased at year0end, no provision for depreciation is made in the current year.

     Income Taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist or taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The defered tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

                             INTERNET FOOD COMPANY
                       NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 1999


NOTE 2     ACCOUNTS RECEIVABLE

     Accounts Receivable Trade - Accounts receivable trade consists primarily of sales to hotels and corporations purchasing gift baskets. At September 30, 1999 the total was $295. Terms of all sales are net 30 days.

     Accounts Receivable-Barter - The Company is involved with an exchange group whereby goods and services are bartered. the individual members of this group purchase goods from another member and a voucher is written for payment of the goods or services provided. The company then has a credit to purchase goods and services from other members of the barter group. At September 30, 1999 the balance that the Company is owed in goods and services was $3,399. The Company uses the barter to purchase goods and services. For the period ending September 30, 1999 the total amount recorded as sales was $5,000 and $6,042 was recorded as purchase of goods and services.


NOTE 3     NOTES PAYABLE

     The notes payable are from shareholders of the Company. The notes are for working capital until the Company becomes profitable. The notes will be repaid from operations when there is sufficient working capital. Interest is being charged at 1% a month. Total amount of borrowings for the period ended September 30, 1999 was $10,113. The Company paid off prior year borrowings of $12,990.

NOTE 4     COMMON STOCK

     Common stock - During the period ended September 30, 1999 and September 30, 1998, pursuant to an exemption under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the Act), the Company sold solely to accredited and/or sophisticated investors, its common stock. Each share has a par value of $.10. There were twenty different transactions to different investors, raising a total of $67,700 during the year period ended September 30, 1999 and twenty different transactions raising a total of $39,450 for the period ending September 30, 1998.

     Paid in capital - At incorporation the Company issued 15,385,000 shares of common stock with a fair value of $0.1 in payment of services. This amount is shown as a negative paid in capital amount since consideration was given in the form of services at the time of incorporation and no amount was reflected on the Company's books for the consideration.

NOTE 4    COMMON STOCK
(con't)

     The Company also issued 135,695 shares of common stock with a fair value of $.10 to three individuals. The shares were given to these individuals for advancing the Company money for working capital purposes. These transactions occurred during the period year.

NOTE 5    RELATED PARTY TRANSACTIONS

     On August 1, 1998 the Company entered into an agreement with a shareholder to provide investment -banking services. During the period ending September 30, 1999 the shareholder advanced the Company $10,133 for operations. There were no repayments on the advances. There were no advances during the period ended September 30, 1998.

     As previously discussed, the Company entered into agreements with some of its shareholders to provide bridge loans for continuing operations of the Company. Total proceeds from the borrowings were $15,490 during the prior year. The Company repaid $12,990 of the loans during the nine month period ending September 30, 1999. There were no transactions of this type during the period ended September 30, 1998.

     Various shareholders of the Company have performed consulting services for which the Company has paid them consulting fees. For the period ending September 30, 1999 this amount paid to the shareholders amounted to $22,946. Services include clerical support, rent, office supplies etc.

     During the period ended September 30, 1998 the Company borrowed $2,500 from shareholders for working capital purposes.

NOTE 6    INCOME TAXES

     The benefit for income taxes from operations consisted of the following components. Current tax benefit of $9,000 resulting from a net loss before income taxes, and deferred tax expense $9,000 resulting from the valuation allowance recorded against the deferred tax asset resulting from the net operating loss. The change in the valuation allowance for the period ending September 30, 1999 was $9,000. Net operating loss carryforward will expire 2014.

     The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time the allowance will either be increased or reduced;

NOTE 6       INCOME TAXES
(con't)

     reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required. it is management's position that the defered tax asset be recorded when there is positive evidence it will be realized.

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

NOTE 9      GOING CONCERN

     As of September 30, 1999, the Company has net losses since inception, which raises substantial doubt about its ability to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the Third Quarter, the Company's financial condition improved as a result of operations for the quarter. The Company has received revenues of $15,278 for the year-to-date. This is an increase of $2,249 from the previous quarter ending June 30, 1999. It is an increase in revenues of $15,278 vs. the period ending September 30, 1998.

The trends for increasing revenues are likely to continue as a result of the Company website that is now fully developed (www.calcheese.com) and its Cheese of the Month Club whereby members receive a selection of different cheeses each month throughout the year (www.calcheese.com/cheeseclub). The Company should also see an increase in the fourth quarter sales resulting from the Christmas holiday season.

There is no material deficiency in the Third Quarter. Therefore, no action is required.

At present, the Company has no major source of liquidity, internal or external.

No material commitments for capital expenditures were made during the Third Quarter and none are expected in the Fourth Quarter. There is no research and development underway or planned.

The heavy Fourth Quarter seasonal selling period should have an impact on short-term revenues.

There were no changes in the mix of sources between equity, debt, and off-balance sheet financing arrangements.

The Company has not been affected by any unusual events or transactions that would have any impact on reported income or operations.

The Company website has been the most significant factor resulting in the increase of sales.

Consumer purchases of products over the Internet have increased dramatically this year and the Company forecasts continued increases over the next five years. With the increase in consumer purchases, it will have a very favorable impact on set sales and revenues for the Company.

Currently, the Company knows of no events that will cause a material changes in costs and revenues.

The major increase in goods being sold is because the Company now has a fully operational website and has established accounts with hotels and businesses.

The Company plans to expand its market share by attending major trade shows to exhibit the products.

The Company has been a development stage company for the past 16 months and, therefore, has not felt the effects of inflation. The primary concern involves milk prices. Should prices increase, the Company will have to increase its cost of sales.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

None.

                                 Signature Page

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     INTERNET FOOD COMPANY, INC.


Dated: December 16, 1999                                        /s/ Jan Demianew
------------------------                                        ----------------
                                                              NAME: Jan Demianew
                                                                TITLE: President
                                                                       PRESIDENT