Form 10KSB
period 1999-12-31
INTERNET FOOD CO INC
filed 2000-03-31
CIK 1069488

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D C. 20549

                                    FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

[    ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE  ACT  OF  1934  For  the  transition   period  from  _________  to
     ____________

     Commission File No. 001-14889
     -----------------------------

                           INTERNET FOOD COMPANY, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)

    NEVADA                                                  88-0390657
    ------                                                  ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

631-A Cass Street, Suite 181, Monterey, California                     93940
--------------------------------------------------                     -----
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code: (831) 647-8553

Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                      ----

Securities registered pursuant to Section 12 (g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No lndicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March, 1996, there is no aggregate market value of the voting stock held by non-affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Class                                   Outstanding as of December 31, 1999
     -----                                   -----------------------------------
$0.001 Par Value, Common Stock                       17,780,695  Shares

                                     PART I

ITEM 1. Description of Business.

     The Company is a development stage Company. The Company was incorporated in Nevada on April 14, 1998 with authorized capital of ten million shares of common stock, par value $0.001 per share. On July 23, 1998, the Company amended its Articles of Incorporation to increase its authorized capital to fifty million shares of common stock, par value $0.001 per share. As of December 31, 1999, there were 17,780,695 shares of $0.001 Par Value Common Stock outstanding.

     On August 10, 1998, the Company commenced an offering under Rule 504 of Regulation D. This offering was for 1,200,000 shares of the Company's $0.001 par value common stock at an offering price of $0.10 per share, for a total offering of $120,000. The Company's officers and directors offered and sold the shares and no commissions were paid. Proceeds from the offering were used for working capital, inventory, consulting sales fees, product development, advertising and labeling. The offering was completed with all shares being sold and issued for a total of $120,000 less offering costs of $30,000 being received by the Company.

     January 1 - March 31, 1999: Consumer purchasing of the Company's products has continued to grow along with growth of Internet sales, for the year ending 1998.

     April 1, 1999 - June, 1999: The Company began soliciting major hotels and businesses for employee and customer promotions. During this period, the Company completed its Internet site (http://www.calcheese.com/index.html) and began using the site to educate consumers. The Company also created a Cheese of the Month Club (http://www.calcheese.com/cheeseclub.html)

     November - December 31, 1999: The Company's business is seasonal in nature. During the holiday period, the Company shipped baskets from call-in orders, hotel and motel orders, as well as Internet orders. The Company hosted a booth at the San Francisco Fancy Food Show where significant new business relationships were established.

ITEM 2. Description of Property

     The Company maintains its sales office and inventories at its corporate headquarters (631-A Cass Street, Suite 181, Monterey, California 93940). The Company leases these premises and owns no real property. It does not have any other properties.

ITEM 3. Legal Proceedings.

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholders Matters.

     None.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     During the Year, the Company's financial condition was impacted by a decline in revenues and total assets resulting, in part, from difficulties in implementing its e-commerce website. The Company has received revenues of $16,991 for the year ending December 31, 1999. This was a decrease of $8,800 from the year ending December 31, 1998. The Company hopes to reverse the revenue trend following full implementation of the e-commerce site. At present, the Company's major sources of liquidity include its cash, inventory, and accounts receivable. The Company is in the process of applying for an SBA loan in the amount of $100,000 to fund continued operations.

     No material commitments for capital expenditures were made during the year. There is no research and development underway or planned. Currently, the Company knows of no events that will cause a material change in costs or revenues.

     The Company plans to expand its market share by attending trade shows to exhibit the products.

     The Company's e-commerce problems negatively impacted reported income and operations. Consumer purchases of products over the Internet have increased this year and the Company forecasts increases in the coming years. With the increase in consumer purchases, it will have a favorable impact on net sales and revenues for the Company.

     The Company has been a development stage company for the past 16 months and, therefore, has not felt the effects of inflation. The primary concern involves the price of milk. Should prices increase, the Company will have to increase its cost of sales.

ITEM 7. Financial Statements and Supplementary Data.



                           INTERNET FOOD COMPANY, INC.
                                  BALANCE SHEET
                           December 31, 1999 and 1998


                                                                          1999                       1998
                                                                          ----                       ----

 Current assets
     Cash and cash equivalents                                             $          572            $         1,959
     Accounts receivable-trade                                                        416                      2,135
     Accounts receivable-barter                                                     1,329                      4,441
     Accounts receivable-Home Web                                                     100
     Inventory                                                                        891                      4,905
          Total current assets                                                      3,308                     13,440
 Equipment                                                                            550                        700
 Other assets
     Trade name                                                                     6,050                      6,050
 Total assets                                                              $        9,908            $        20,190


                      LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities
     Bank overdraft                                                        $             0                        806
     Accounts payable                                                                2,630                     13,814
     Note payable-R. Strahl                                                          2,650                      2,500
     Note payable-APC, Inc                                                               0                      3,000
     Note payable-Internet Finance.Com                                               1,000
     Note payable-Montery Ventures                                                   9,113
     Note payable-Richard Strahl                                                         0                      9,990
     State corporate tax payable                                                       400                        800
          Total current liabilities                                                 15,793                     30,910
 Shareholders' equity
     Capital stock, par value $ .10, 50,000,000 authorized
          17,780,695 shares issued and outstanding                               1,778,070                  1,616,770
     Paid in capital                                                            (1,645,670)                (1,552,070)
     Common stock offering costs                                                    (6,150)                    (6,150)
     Retained earnings                                                            (132,135)                   (69,270)
          Total shareholders' equity                                                (5,885)                   (10,720)


 Total liabilities and shareholders' equity                                $         9,908                     20,190


               See accompanying notes to the financial statements

                           INTERNET FOOD COMPANY, INC.
                        STATEMENT OF SHAREHOLDERS'EQUITY
                                December 31, 1999



                                    Common Stock               Paid in          Offering       Retained
                               Shares          Amount          Capital          Costs          Earnings
                               ------          ------          -------          -----          --------
 Balance,
 December 31, 1998             16,167,695      $  1,616,770    $  (1,552,070)   $  (6,150)     $  (69,270)
 Options issued                 1,040,000           104,000          (93,600)
 Stock issued                     573,000            57,300
 Net loss, for the period                                                                         (62,865)


                               17,780,695      $  1,778,070    $  (1,645,670)      (6,150)     $ (132,135)



              See accompanying notes and accountant's review report

                           INTERNET FOOD COMPANY, INC.
                             STATEMENT OF OPERATIONS
                For years ending December 31, 1999 and 1998 1998


                                                                          1999                       1998
                                                                          ----                       ----
 Sales                                                                    $         16,991           $         25,797
 Cost of sales
     Beginning invnetory                                                             4,905                          0
     Purchases                                                                       7,069                     22,967
     Supplies                                                                          543                      2,913
     Total costs available                                                          12,517                     25,880
          (Less) ending inventory                                                    (891)                    (4,905)
               Total cost of goods sold                                             11,626                     20,975
 Gross profit                                                                        5,365                      4,822
 Operating expenses
     Advertising                                                                     1,156                      2,219
     Bank charges                                                                      671                        140
     Consulting fees                                                                26,946                     15,036
     Dues and subscriptions                                                            842                      5,512
     Depreciation                                                                      150                          0
     Equipment lease                                                                 2,937                        862
     License and permits                                                               456                         80
     Management fees                                                                 6,500                          0
     Miscellaneous                                                                       0                        962
     Office expense                                                                  1,203                      3,346
     Postage and delivery                                                            1,977                      6,842
     Professional fees                                                              12,885                          0
     Rent                                                                            6,900                      3,625
     Travel and entertainment                                                        2,316                        419
     Telephone                                                                       1,332                      1,119
     Organizational and start up costs                                                                         33,031
               Total operating expenses                                             66,271                     73,193

               Loss from operations                                                (60,906)                   (68,371)

 Other income and (expense)
     Interest expense                                                                 (660)                      (200)
     Loss on sale of investments                                                      (499)                         0
                                                                                    (1,159)                      (200)

 Loss prior to income taxes                                                        (62,065)                   (68,571)

 State corporate income tax                                                            800                        800

 Net loss                                                                 $        (62,865)           $       (69,371)
 Loss per common share                                                    $       ($0.0039)           $       (0.0044)
 Weighted average
     of shares outstanding                                                        16140289                 15,710,539



                 See accompanying notes to financial statements

                           INTERNET FOOD COMPANY, INC.
                    STATEMENT OF CASH FLOWS - INDIRECT METHOD
                   For years ending December 31, 1999 and 1998

 Cash flows from operating activities
     Net loss                                                             $     (62,865)           $     (69,270)
     Adjustments to reconcile net income to net cash
          provided by operating activities
          Depreciation                                                              150
          (increase) Decrease in current assets                                   8,746                  (11,481)
          Increase (Decrease) in current liabilities                            (15,793)                  30,910
 Net cash provided by operating activities                                      (69,762)                 (49,841)
 Investing activities
          Purchase of equipment                                                                               700
          Trade name                                                                                        6,050
 Net cash used in investing activities                                                 0                    6,750
 Financing activities
     Sale of common stock                                                         67,700                  64,700
     Common stock issuance costs                                                                          (6,150)
     Short term borrowings                                                        10,113
     Repayment of short term borrowings                                           (9,438)
 Cash provided by financing activities                                            68,375                  58,550

 Increase (Decrease) in cash and cash equivalents                                (1,387)                   1,959
 Cash and cash equivalent at beginning of the year                                 1,959                       0
 Cash and cash equivalent at end of the year                              $          572             $     1,959

 Supplemental schedule of noncas financing activities

      In 1998 the Company issued 15,385,000 shares of common stock with a par value of $.10 and a market value of $.10 for compensation of services. The Company issued 135,695 shares of common stock with a par value of $.10 and a market value of $.10 to individuals who loaned the Company operating capital.

      Interest paid during the year                                        $         660                     200
      Taxes paid during the year                                           $       1,200


               See accompanying notes to the financial statements

                              INTERNET FOOD COMPANY
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Equipment
---------

Equipment is recorded at cost. Maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. As the equipment on the balance sheet was purchased at year-end, a provision for depreciation is made in the current year of $150. There was no provision for depreciation during 1998.

Income taxes
------------

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

NOTE 2: ACCOUNTS RECEIVABLE

Accounts receivable
-------------------

Trade Accounts receivable trade consists primarily of sales to hotels and corporations purchasing gift baskets. At December 31, 1999 and 1998 the total was $416 and $2,135 respectively. Terms of all sales are net 30 days.

Accounts receivable-Barter
--------------------------

The Company is involved with an exchange group whereby goods and services are bartered. The individual members of this group purchase goods from another member and a voucher is written for payment of the goods or services provided. The Company then has a credit to purchase goods and services from other members of the barter group. At December 31, 1999 the balance that the Company is owed in goods and services was $1,329. The Company uses the barter to purchase goods and services. For the period ending December 31, 1999 the total amount recorded as sales was $ 5,000 and $8,111 was recorded as purchase of goods and services. For the period ending December 31, 1998 the total amount recorded as sales was $ 8,573 and $ 4,132 was recorded as purchase of inventory.

NOTE 3: NOTES PAYABLE

The notes payable are from shareholders of the Company. The notes are for working capital until the Company becomes profitable. The notes will be repaid from operations when there is sufficient working capital. Interest is being charged at 1% a month. Total amount of borrowings for the period ended December 31, 1999 was $ 10,113. The Company paid off prior year borrowings of $ 9,438. . Total amount of borrowings for the period ended December 31, 1998 were $15,490.


NOTE 4: COMMON STOCK

Common stock
------------

During the period ended December 31, 1999 and December 31, 1998, pursuant to an exemption under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the Act), the Company sold solely to accredited and/or sophisticated investors, its common stock. Each share has a par value of $.10. There were twenty different transactions to different investors raising a total of $ 67,700 during the year period ended December 31, 1999 and thirty nine transactions to different investors raising a total of $ 64,700 during the year period ended December 31, 1998.

Paid in capital
---------------

At incorporation the Company issued 15,385,000 shares of common stock with a fair value of $0.1 in payment of services. This amount is shown as a negative paid in capital amount since consideration was given in the form of services at the time of incorporation and no amount was reflected on the Companys books for the consideration.

The Company also issued 135,695 shares of common stock with a fair value of $.10 to three individuals. The shares were given to these individuals for advancing the Company money for working capital purposes. These transactions occurred during the prior year.

NOTE 5: RELATED PARTY TRANSACTIONS

On August 1, 1998 the Company entered into an agreement with a shareholder to provide investment-banking services. During the period ending December 31, 1999 the shareholder advanced the Company $10,133 for operations. There were no repayments on the advances.

As previously discussed, the Company entered into agreements with some of its shareholders to provide bridge loans for continuing operations of the Company. Total proceeds from the borrowings were $ 15,490 during the prior year. The Company repaid $9,438 of the loans during the period ending December 31, 1999.

Various shareholders of the Company have performed consulting services for which the Company has paid them consulting fees. For the period ending December 31, 1999 this amount paid to the shareholders amounted to $ 22,946. Services include clerical support, rent, office supplies etc. Total amount paid the company for these services was $ 21,237 for the period ending December 31, 1998.

NOTE 6: INCOME TAXES

The benefit for income taxes from operations consisted of the following components. Current tax benefit of $20,000 resulting from a net loss before income taxes, and deferred tax expense $20,000 resulting from the valuation allowance recorded against the deferred tax asset resulting from the net operating loss. The change in the valuation allowance for the period ending December 31, 1999 was $20,000. Net operating loss carryforward will expire 2014.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time the allowance will either be increased or reduced; Reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required. It is managements position that the deferred tax asset be recorded when there is positive evidence it will be realized.

NOTE 7: STOCK OPTIONS

On January 1, 1999 and January 28, 1999 the Board of Directors voted to issue stock options to various individuals. The options are to be exercised at a price of $.01 per share. There were a total of 1,040,000 options to be exercised. All options were exercised by the due date. The options were granted for services rendered.

NOTE 8: GOING CONCERN

As of December 31, 1999, the Company has net losses since inception, which raises substantial doubt about its ability to continue as a going concern.

Management has subsequently been able to get its internet site up and running. This is expected to provide additional sales. Also, management has stepped up its efforts to increase its sales to hotels and other businesses.

The Companys ability to continue as a going concern is dependent upon successful public offering and ultimately achieving profitable operations. There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons.

     The management of the Company is committed to producing strong and diverse financial results, concentrating on increasing sales revenues and profits.

Name                       Position
----                       --------
Janice M. Demianew         President, Chairperson of the Board of Directors
Diane Button               Secretary, Treasurer, Director
Melissa DeAnzo             Director


Directors are elected for one-year terms at the annual stockholders meeting.

The following is a biographical summary of the experience of the directors and officers of the Company:

     Janice M. Demianew, 52, is the President, Chief Executive Officer and Chair of the board of directors. From September, 1998 to present, she has been Director of Administration for Themiis, Inc. Previously, Ms. Deminanew was operations manager for Monterey Ventures, Inc., an investment banking firm from March, 1997 to September, 1998. She has more than 20 years of experience in the legal field, having worked as legal assistant/secretary for sole practitioners and law firms such as Brobeck, Phleger & Harrison in San Francisco and San Diego.

     Diane Button, 50, is the Secretary, Treasurer, and a Director of the Company and has been since October, 1998. Prior to joining the Company, she held the position of vice president of California Seasons, Inc. in its commercial and wholesale division (April, 1997 - October, 1998). In such capacity, Ms. Button established the policies and procedures for the wholesale distribution of the company's gourmet and specialty foods products. From September, 1989 to March, 1997, Ms. Button worked for the Viad Corp. (formerly, the Dial Corp) in the law, tax, and shareholders' services department. She was primarily responsible for communications with shareholders, registered representatives and transfer agents.

     Melissa DeAnzo, 36, is a director of the Company. From 1993 until present, Ms. DeAnzo has been a consultant who specializes in providing bookkeeping, accounts receivable, and accounts payable services. She also provides assistance in audit and tax preparation. Ms. DeAnzo's primary focus is on marketing small businesses that have needs that would otherwise be more costly for smaller entrepreneurs. Ms. DeAnzo gained her experience through employment with major corporations, including Lawrence Paper Company and Household Credit Services.

ITEM 10. Executive Compensation.

     None.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

     As of December 31, 1999, there were 17,780,695 in outstanding shares issued compared to 16,160,770 that were outstanding as of December 31, 1998.

     The following table sets forth, as of December 31, 1999, the beneficial ownership of the Company's Common Stock by each person known by the Company to beneficially own more than 5% of the Company's Common Stock, including options, outstanding as of such date and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly.

(1)                        (2)                                (3)                                (4)
Title Of Class             Name And Address Of                Amount and Nature                  Percent
                           Beneficial Owner                   of Beneficial Ownership            Of Class
Common Stock               Janice M. Demianew                 12,025,000                         68.0%
                           809 Bautista Drive
                           Salinas, CA 93901

Common Stock               Diane S. Button                    3,150,000                          17.7%
                           430 Casa Verde
                           Monterey, CA 93940

Common Stock               Monterey Ventures                  900,695                            5.1%
                           200 Camino Aguajito
                           Monterey, CA 93940

Common Stock               Melissa DeAnzo                     90,000                             0.5%
                           26 Anna Street
                           Salinas, CA 93901

Common Stock               Directors and Officers
                           as a group (3 persons)             15,265,000                         86.2%


ITEM 12. Certain Relationships and Related Transactions.

     None.

ITEM 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                  HOME.WEB, INC.


Date: March 31, 2000                                            /s/ Jan Demianew
--------------------                                            ----------------
                                                         Jan Demianew, President