Form 10KSB/A
period 1999-12-31
INTERNET FOOD CO INC
filed 2000-05-09
CIK 1069488

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

ITEM 7. Financial Statements and Supplementary Data.


HAWKINS ACCOUNTING
CERTIFIED PUBLIC ACCOUNTANT

                                                341 MAIN STREET  SAUNAS CA 93901
                                               (831)758-1694  FAX (831) 758-1699

To the Board of Directors and Shareholders
Internet Foods Company, Incorporated
Monterey, California

                          Independent Auditor's Report

I have audited the balance sheet of Internet Foods Company, Incorporated (a development stage company) as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides reasonable basis for my opinion.

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Internet Foods, Incorporated, as of December 31, 1999 and 1998 the results of operations the cash flows and the cumulative results of operations and cumulative cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note H to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


/s/ Hawkins Accounting
----------------------
February 11,2000

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

                                                     INTERNET FOOD COMPANY, INC.


Date: May 9, 2000                                               /s/ Jan Demianew
-----------------                                               ----------------
                                                         Jan Demianew, President