Form 10QSB
period 2000-03-31
INTERNET FOOD CO INC
filed 2000-05-17
CIK 1069488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  quarterly period ended March 31, 2000

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the transition period from January 1, 2000 to March 31, 2000


Commission file number:  001-14889


                           INTERNET FOOD COMPANY, INC.
                           ---------------------------
             (exact name of registrant as specified in its charter)


        Nevada                                              88-0390657
        ------                                              ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

631-a Cass  Street, Suite 181, Monterey, California                  93940
---------------------------------------------------                  -----
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:    (831) 647-8553



Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. X Yes No

The number of shares of the Registrant's Common Stock, $.001 par value, as of March 31, 2000 was 17,780,695 outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


HAWKINS ACCOUNTING
CERTIFIED PUBLIC ACCOUNTANT
                                              341 MAIN STREET - SALINAS CA 93901
                                               (831) 758-1694 FAX (831) 758-1699



To the Board of Directors and Shareholders
Internet Food Company, Incorporated
Monterey, California


I have reviewed the accompanying balance sheet of Internet Food Company, Incorporated as of March 31 2000 and 1999, and the related statements of income and shareholders' equity and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Internet Food Company, Incorporated.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements and the cumulative results of operations and cash flows in order for them to be in conformity with generally accepted accounting principles.



/s/ Hawkins Accounting
----------------------
May 12, 2000

                           INTERNET FOOD COMPANY, INC.
                                  BALANCE SHEET
                             March 31, 2000 and 1999


                                     ASSETS
                                                                          2000                    1999
                                                                          ----                    ----
  Current assets
       Cash and cash equivalents                                          $         143           $         4,991
       Accounts receivable-trade                                                      0                        97
       Accounts receivable-barter                                                 1,350                     6,744
       Due from affiliate                                                           100                       100
       Inventory                                                                    460                     4,905
            Total current assets                                                  2,053                    16,837
  Equipment
       Equipment                                                                    700                       700
       (Less) Accumulated depreciation                                              150                      (50)
                                                                                    550                       650
  Other assets
       Trade name                                                                 6,050                     6,050
  Total assets                                                            $       8,653           $        23,537

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
       Accounts payable                                                          $ 4,235          $         1,626
       Note payable-R. Strahl                                                      2,650                    2,575
       Note payable-Monterey Ventures                                             10,913                    4,780
       State corporate tax payable                                                   400                    1,600
            Total current liabilities                                             18,198                   10,581
Shareholders' equity
       Capital stock, par value $ .10, 50,000,000 authorized
            17,780,695 shares issued and outstanding                           1,778,070                1,778,070
       Paid in capital                                                       (1,645,670)              (1,645,870)
       Common stock offering costs                                               (6,150)                  (6,150)
       Retained earnings                                                         135,795                (113,294)
            Total shareholders' equity                                           (9,545)                   12,956
Total liabilities and shareholders' equity                                        $8,653          $        23,537


              See accompanying notes and accountant's review report

                           INTERNET FOOD COMPANY, INC.
                             STATEMENT OF OPERATIONS
               For the three months ended March 31, 2000 and 1999

                                                                               2000                      1999
                                                                               ----                      ----
       Sales                                                                   $       1,503            $      10,429
       Cost of sales
            Beginning inventory                                                           891                     4,905
            Purchases                                                                     479                     7,033
            Supplies                                                                      101                       246
            Total available for sale                                                    1,471                    12,184
                 (Less) ending inventory                                                  460                   (4,905)
                      Total cost of goods sold                                          1,011                     7,279
       Gross profit                                                                      4.92                     3,150
       operating expenses
            Advertising                                                                   214                        31
            Bank charges                                                                   48                       527
            Consulting fees                                                               400                    22,231
            Depreciation                                                                                             50
            Dues and subscriptions                                                        438
            Equipment lease
                                                                                                                  2,937
            License and permits                                                                                      46
            Management fees                                                                                       6,500
            Office expense                                                                  33                      869
            Postage and delivery                                                           639                      679
            Professional fees                                                                                     8,755
            Rent                                                                           900                    1,515
            Travel and entertainment                                                                                818
            Telephone                                                                      680                      332
                     Total operating expenses                                            3,352                   45,290
                     Loss from operations                                               (2,860)                 (42,140)
       Other income and (expense)
            Loss on sale of investments                                                                            (499)
            Interest expense                                                                                       (585)
                                                                                             0                   (1,084)
       Loss prior to Income taxes                                                       (2,860)                 (43,224)
       State corporate income tax                                                          840                      800
       Net loss                                                               $          3,660          $       (44,024)
       Loss per common share                                                  $       ($0.0002)         $      (0 .0026)
       Weighted average
            of shares outstanding                                                   17,760,695               17,148,222


              See accompanying notes and accountant's review report

                           INTERNET FOOD COMPANY, INC.
                        STATEMENT OF SHAREHOLDERS` EQUITY
                             March 31, 2000 and 1999



                                           Common Stock                  Paid in           Offering       Retained
                                      Shares           Amount            Capital           Costs          Earnings
                                      ------           ------            -------           -----          --------
Balance,
 December 31, 1998                    16,167,695       $ 1,616,770       $ (1,552,070)     $ (6,150)      $ (69,270)
Options issued                         1,040,000           104,000            (93,600)
Stock issued                             573,000            57,300
Net loss for the period                                                                                      44,024

                                      17,780,695       $ 1,778,070       $ 1,645,1370      $  6,150       $(113,294)

Balance,
 December 31, 1999                    17,780,695       $ 1,778,070       $ (1,645,670)     $ (6,150)      $(132,135)
Net loss for the period                                                                                      (3,660)
                                      17,780,695       $ 1,778,070       $ (1 645,670)     $  6,150       $ 135,795


              See accompanying notes and accountant's review report

                           INTERNET FOOD COMPANY, INC.
                    STATEMENT OF GASH FLOWS - INDIRECT METHOD
               For the three months ending March 31, 2000 and 1999


Cash flows from operating activities
     Net loss                                                   $     (3,660)               (44,024)
     Adjustments to reconcile net income to net cash
        provided by operating activities
        Depreciation expense                                                                     50
       (increase) Decrease in current assets                             826                   (365)
        Increase (Decrease) in current liabilities                     2,405                (20,329)
Net cash provided by operating activities                               (429)               (64,668)
Financing activities
    Sale of common stock                                                                     67,700

Cash provided by financing activities                                                        67,700

Increase (Decrease) in cash and cash equivalents                        (429)                 3,032
Cash and cash equivalent at beginning of the year                        572                  1,959
Cash and cash equivalent at end of the year                      $       143                  4,991

Supplemental disclosure of financing activities
    Interest paid                                                $         0                    585


               See accompanying notes to the financial statements

                           INTERNET FOOD COMPANY, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                             March 31, 2000 and1999


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

     Inventories - Inventories are recorded at the lower of cost or market, using the first-in, first-out method. Inventories consist principally of cheeses and specialty food items.

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

                           INTERNET FOOD COMPANY, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                             March 31, 2000 and 1999


NOTE 2 ACCOUNTS RECEIVABLE

     Accounts receivable-Trade - Accounts receivable trade consists primarily of sales to hotels and corporations purchasing gift baskets. At March 31, 1999 the total was $97. Terms of all sales to these customers are net 30 days. As of March 31, 2000, there were no accounts receivable.

     Accounts receivable-Barter - The Company is involved with an exchange group whereby goods and services are bartered. The individual members of this group purchase goods from another member and a voucher is written for payment of the goods or services provided. The Company then has a credit to purchase goods and services from other members of the barter group. At March 31, 1999 the balance that the Company is owed in goods and services was $ 6,744. The Company uses the barter to purchase goods and services. For the period ending March 31, 1999 the total amount recorded as sales was $ 4,297 and $ 1,994 was recorded as purchase of goods and services. As of March 31, 2000 the balance of the barter receivable account is 1,350.

NOTE 3 NOTES PAYABLE

     The notes payable are from shareholders of the Company. The notes are for working capital until the Company becomes profitable. The notes will be repaid from operations when there is sufficient working capital. Interest is being charged at 1% a month. Total amount of borrowings for the period ended March 31, 1999 was $ 4,780. The Company paid off prior year borrowings of $ 12,990. As of March 31, 2000 there were $13,563 of short term borrowings from related parties.

NOTE 4 COMMON STOCK

     Common stock - During the period ended March 31, 1999, pursuant to an exemption under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the Act), the Company sold solely to accredited and/or sophisticated investors, its common stock. Each share has a par value of $.10. There were twenty different transactions to different investors raising a total of $ 67,700 during the year period ended March 31, 1999.

     Paid in capital - At incorporation the Company issued 15,385,000 shares of common stock with a fair value of $0.1 in payment of services. This amount is shown as a negative paid in capital amount since consideration was given in the form of services at the time of incorporation and no amount was reflected on the Company?s books for the consideration.

     The Company also issued 135,695 shares of common stock with a fair

                           INTERNET FOOD COMPANY, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                            March 31, 2000 and 1999

NOTE 4 (con't)

     Paid in capital (con't) - value of $.10 to three individuals. The shares were given to these individuals for advancing the Company money for working capital purposes. These transactions occurred during the prior year.

NOTE 5 RELATED PARTY TRANSACTIONS

     On August 1, 1998 the Company entered into an agreement with a shareholder to provide investment-banking services. During the period ending March 31, 1999 the shareholder advanced the Company $ 4,780 for operations. There were no repayments on the advances.

     As previously discussed, the Company entered into agreements with some of its shareholders to provide bridge loans for continuing operations of the Company. Total proceeds from the borrowings were $ 15,490 during the prior year. The Company repaid $ 12,990 of the loans during the three-month period ending March 31, 1999.

     Various shareholders of the Company have performed consulting services for which the Company has paid them consulting fees. For the period ending March 31, 1999 this amount paid to the shareholders amounted to $ 17,536. Services include clerical support, rent, office supplies etc.

NOTE 6 INCOME TAXES

     The benefit for income taxes from operations consisted of the following components. Current tax benefit of $20,250 resulting from a net loss before income taxes, and deferred tax expense of $20,250 resulting from the valuation allowance recorded against the deferred tax asset resulting from the net operating loss. The change in the valuation allowance for the period ending March 31, 2000 was $20,250. Net operating loss carry forward will expire 2014.

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

                           INTERNET FOOD COMPANY, INC.
                       NOTES TO THE FINANCIAL STATEMENTS
                            March 31, 2000 and 1999

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


NOTE 9 GOING CONCERN

     As of March 31, 2000, the Company has net losses since inception, which raises substantial doubt about its ability to continue as a going concern.

     Management has subsequently been able to get its internet site up and running. This is expected to provide a dditional sales. Also, management has stepped up its efforts to increase its sales to hotels and other businesses.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     During the First Quarter, the net sales for the three-month period were $1,471.00 representing a decrease of approximately 80% from the first quarter of 1999. This decrease is principally attributable to the company's lack of success selling its products over the Internet and not focusing on its traditional marketing and promotion effort that had proven to be successful in 1999.

     The Company is currently implementing a promotion campaign to hotels, businesses and consumers for their specialty gourmet food and gift baskets. The Company has demonstrated from its previous marketing that their products were well received by the hotels and businesses. The Company will also double its trade show attendance in order to get more exposure for its products.

     The Company is also pursuing jointly marketing its products with wineries located in Northern and Central California and by penetrating the Southern
California market. The Company is also marketing its products at fairs and special events starting in the spring and summer.

     Gross profit for the three-month period that ended March 31, 2000 was $492.00 compared to $3,150.00, for the corresponding period in 1999. The decrease in the gross margin from the corresponding period of the prior year is principally attributable to the lack of sales of the company's gourmet food products over the Internet.

     Selling, general and administrative expenses were $3,352 for the period ended March 31, 2000 compared to $45,290 for the corresponding period in 1999. The decrease in expense from 2000 to 1999 was due to less consulting fees, management fees and professional fees, which were related to the private placement offering.

     The equipment lease also reflected a decrease of $2,937 from 2000 to 1999 as well as a decrease in rent resulting from pay offs of leased equipment and moving into a less costly location. As a result, the Company incurred a net loss of ($3,660) or ($0.0002) per share for the first three months ended March 31, 2000 compared with a net loss of ($44,024) or ($0.0026) per share for the corresponding period in 1999. This reduction in loss is due to lessened activity and decreased administrative expenses.

     There is no material deficiency in the first quarter and the Company will seek no additional funds externally. The officers of the Company will continue to fund operations as necessary. The Company has no major source of liquidity, internal or external with the exception of the company's principals.

     There are no material commitments for capital expenditures and none are expected in the second quarter. There is no research and development under way or planned at this time.

     Changes in marketing, promotion and sales as well as continued sales on the Internet should have a positive impact on short-term revenues.

     There were no changes in the mix of sources between equity and off-balance sheet financing arrangements. The Company has not been affected by any unusual events or transactions that would have any impact on reported income or operations. Currently the Company knows of no events that will cause material changes in costs and revenues. The Company will expand its trade shows, Hotel and business marketing in order to increase revenues.

     Because the Company is still in its development stage, it has not felt the effects of inflation. Primary concerns would be milk prices in regards to the cheese products and wine prices increasing. Should these prices increase, the Company will have to increase its cost of sales.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.
-----

Item 2. Changes in Securities.

None.
-----

Item 3. Defaults Upon Senior Securities.

None.
-----

Item 4. Submission of Matters to a Vote of Security Holders.

None.
-----

Item 5. Other Information.

None.
-----

Item 6. Exhibits and Reports on Form 8-K

None.
-----

                                 Signature Page

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     INTERNET FOOD COMPANY, INC.


Dated: May 17, 2000
                                                                /s/ Jan Demianew
                                                                ----------------
                                                            NAME:   Jan Demianew
                                                             TITLE:    President