Form 10QSB
period 2000-06-30
INTERNET FOOD CO INC
filed 2000-08-21
CIK 1069488

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  quarterly period ended June 30, 2000

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


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. X Yes No

The number of shares of the Registrant's Common Stock, $.001 par value, as of June 30, 2000 was 17,780,695 outstanding.

PART I - FINANCIAL INFORMATION

To the Board of Directors
Internet Food Company, Incorporated
Monterey, California

I have reviewed the accompanying balance sheets of Internet Food Company, Incorporated, as of June 30, 2000 and 1999 and the related statement of operations stockholders' equity and the statement of cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public
Accountants. All information included in these financial statements is the representation of the management of Internet Food Company, Incorporated.

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

/s/ Hawkins Accounting
----------------------

August 15, 2000

                           INTERNET FOOD COMPANY, INC.
                                 BALANCE SHEET
                             June 30, 2000 and 1999

                                                                2000                    1999
                                                                ----                    ----
ASSETS
Current assets
        Cash and cash equivalents                               $          129          $         3,096
        Accounts receivable-trade                                                                    97
        Accounts receivable-barter                                         794                    5,546
        Due from affiliate                                                 100                      100
        Inventory                                                          460                    2,138
                Total current assets                                     1,483                   10,977

Equipment
        Equipment                                                          700                      700
        (Less) Accumulated depreciation                                   (200)                    (100)
                                                                           500                      600
Other assets
        Trade name                                                       6,050                    6,050

Total assets                                                    $        8,033          $        17,627

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
        Accounts payable                                        $       17,312          $           389
        Note payable-R. Strahl                                           2,850                    2,650
        Note payable-Monterey Ventures                                  10,913                    9,113
        State corporate tax payable                                        400                      400
                Total current liabilities                               31,275                   12,552

Shareholders' equity
        Capital stock, per value $ .10, 50,000,000 authorized
                17,780,866 shares Issued and outstanding             1,778,070                1,778,070
        Paid in capital                                             (1,645,670)              (1,645,670)
        Common stock offering casts                                     (6,150)                  (6,150)
        Retained earnings                                             (149,492)                 (21,175)
                Total shareholders' equity                             (23,242)                   5,075

Total liabilities and shareholders' equity                      $        8,033          $        17,627


              see accompanying notes and accountant's review report

                           INTERNET FOOD COMPANY, INC.
                             STATEMENT OF OPERATIONS
                 For the six months ended June 30, 2000 and 1999


                                                                          Six months ended
                                                                    2000                       1999
                                                                    ----                       ----
Sales                                                               $         2,237            $         13,009
Cost of sales                                                                 2,174                       9,028
Gross profit                                                                     63                       3,981
Operating expenses
     Advertising                                                                214                          45
     Bank charges                                                                74                         559
     Consulting fees                                                            872                      23,786
     Depreciation                                                                50                         100
     Dues and subscriptions                                                     562                         380
     Equipment Jease                                                                                      2,937
     License and perrru'ts                                                                                  321
     Management fees                                                                                      6,500
     Office expense                                                             333                       1,130
     Postage and delivery                                                     1,108                       1,290
     Professional fees                                                        4,575                       9,885
     Rent                                                                     1,250                       4,416
     Travel and entertainment                                                                             1,942
     Telephone                                                                  841                         636
     Organization costs
            Total operating expenses                                          9,679                      53,927
            Loss from operations                                             (9,616)                    (49,946)
Other income and (expense)
     Loss on sale of investments                                                                           (499)
     Interest expense                                                                                      (660)
                                                                                                         (1,159)
Loss prior to income taxes                                                   (9,616)                    (51,105)
State corporate income tax                                                      800                         800
Net loss                                                            $       (10,416)           $        (51,905)

Loss per common share                                               $       (0.0006}           $        (0.0030)
Weighted average
      of shares outstanding                                              17,780,695                  17,441,067



              See accompanying notes and accountant's review report

                           INTERNET FOOD COMPANY, INC.
                        STATEMENT OF SHAREHOLDERS' EQUITY
                             June 30, 2000 and 1999

                                      1999
                                      ----
                                        Common Stock
                                                                       Paid in            Offering      Retained
                                   Shares            Amount            Capital            Costs         Earnings
                                   ------            ------            -------            -----         --------
Balance,
  December 31, 1998                 16,167,696       $  1,616,770      $   (1,552,070)    $     (6,150) $   (69,270)
Options issued                       1,040,000            104,000             (93,600)
Stock issued                           573,000             57,300
Net loss for the period                                                                                     (51,905)
                                    17,780,695       $  1,778,070      $    1,645 670     $      6,150  $   121,175

                                                         2000
                                                         ----
Balance,
  December 31, 1999                 17,780,695       $  1,778,070      $   (1,645,670)    $     (6,150) $  (139,076)
Net loss for the period                                                                                      10,416
                                    17,780,695          1,778,070           1,645,670            6,150     (149,492)


              See accompanying notes and accountant's review report

                           INTERNET FOOD COMPANY, INC.
                    STATEMENT OF CASH FLOWS - INDIRECT METHOD
                 For the six months ended June 30, 2000 and 1999

                                                                        2000                    1999
                                                                        ----                    ----
Cash flows from operating activities
     Net loss                                                           $    (10,416)           $   (51,905)
     Adjustments to reconcile net income to net cash
          provided by operating activities
          Depreciation expense                                                    50                    100
          (Increase) Decrease in current assets                                1,382                  3,600
          Increase (Decrease) in current liabilities                           8,541                (18,358)
Net cash provided by operating activities                                       (443)               (66,563)

Financing activities
     Sale of common stock                                                                            67,700
     Common stock offering costs
Cash provided by financing activities                                                                67,700

Increase (Decrease) in cash and cash equivalents                                (443)                 1,137
Cash and cash equivalent at end of the period                                    572                  1,959
Cash and cash equivalent at end of the year                             $        129            $     3,096

Supplemental disclosure of financing activities
     Interest paid                                                                                      585
     Taxes paid                                                                                       1,200


              See accompanying notes and accountant's review report

                              INTERNET FOOD COMPANY
                        NOTES TO THE FINANCIAL STATEMENTS
                             June 30, 2000 and 1999

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Equipment- Equipment is recorded at cost. Maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. As the equipment on the balance sheet was purchased at year-end, no provision for depreciation is made in the current year.

     Income taxes- Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

                              INTERNET FOOD COMPANY
                        NOTES TO THE FINANCIAL STATEMENTS
                             June 30, 2000 and 1999

NOTE 2: ACCOUNTS RECEIVABLE

     Accounts receivable-Trade - Accounts receivable trade consists primarily of sales to hotels and corporations purchasing gift baskets. At June 30, 2000 there were no amounts in trade receivables. At June 30, 1999 the total was $97. Terms of all sales to these customers are net 30 days.

     Accounts receivable-Barter -The Company is involved with an exchange group whereby goods and services are bartered. The individual members of this group purchase goods from another member and a voucher is written for payment of the goods or services provided. The Company then has a credit to purchase goods and services from other members of the barter group. At June 30, 2000 and 1999 the balance that the Company is owed in goods and services of $794 and $5,544 respectively. The Company uses the barter to purchase goods and services. For the period ending June 30, 1999 the total amount recorded as sales was $ 4,812 and $ 3,707 was recorded as purchase of goods and services. For the six months ended June 30, 2000 $260 were recorded as sales and $839 for services and purchases.

NOTE 3: NOTES PAYABLE

     The notes payable are from shareholders of the Company. The notes are for working capital until the Company becomes profitable. The notes will be repaid from operations when there is sufficient working capital. Interest is being charged at 1 % a month. Total amount of borrowings for the period ended June 30, 1999 was $ 10,113 and $9,113respectively.

NOTE 4: COMMON STOCK

     Common stock -During the period ended June 30, 1999, pursuant to an exemption under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the Act), the Company sold solely to accredited and/or sophisticated investors, its common stock. Each share has a par value of $.10. There were twenty different transactions to different investors raising a total of $ 67,700 during the period ended June 30, 1999. There were no securities transactions for the six month period ending June 30, 2000.

     Paid in capital - At incorporation the Company issued 15,385,000 shares of common stock with a fair value of $0.1 in payment of services. This amount is shown as a negative paid in capital amount since consideration was given in the form of services at the time of incorporation and no

                              INTERNET FOOD COMPANY
                        NOTES TO THE FINANCIAL STATEMENTS
                             June 30, 2000 and 1999

NOTE 4: COMMON STOCK (con't)

     amount was reflected on the Company's books for the consideration The Company also issued 135,695 shares of common stock with a fair value of $.10 to three individuals. The shares were given to these individuals for advancing the Company money for working capital purposes. These
     transactions   occurred  during  the  prior  year.

NOTE 5: RELATED PARTY TRANSACTIONS

     On August 1, 1998 the Company entered into an agreement with a shareholder to provide investment-banking services. During the period ending June 30, 1999 the shareholder advanced the Company $ 9,133 for operations. There were no repayments on the advances. There were no advances during the period ended June 30, 2000.

     As previously discussed, the Company entered into agreements with some of its shareholders to provide bridge loans for continuing operations of the Company. Total proceeds from the borrowings were $ 15,490 during the prior year. The Company repaid $ 12,990 of the loans during the six month period ending June 30, 1999. There were no transactions of this type during the period ended June 30, 2000.

     Various shareholders of the Company have performed consulting services for which the Company has paid them consulting fees. For the period ending June 30, 1999 this amount paid to the shareholders amounted to $ 22,946. Services include clerical support, rent, office supplies etc.

NOTE 6: INCOME TAXES

     The benefit for income taxes from operations consisted of the following components. Current tax benefit of $21,000 resulting from a net loss before income taxes, and deferred tax expense $21,000 resulting from the valuation allowance recorded against the deferred tax asset resulting from the net operating loss. The change in the valuation allowance for the period ending June 30, 2000 was $21,000. Net operating loss carryforward will expire 2014.

     The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time the allowance will either be increased or reduced;

                              INTERNET FOOD COMPANY
                        NOTES TO THE FINANCIAL STATEMENTS
                             June 30, 2000 and 1999

NOTE 6: INCOME TAXES (con't)

     reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required. It is management's position that the deferred tax asset be recorded when there is positive evidence it will be realized.

NOTE 7: STOCK OPTIONS

     On January 1, 1999 and January 28, 1999 the Board of Directors voted to issue stock options to various individuals. The options are to be exercised at a price of $.O1 per share. There were a total of 1,040,000 options to be exercised. All options were exercised by the due date. The options were granted for services rendered.

NOTE 8: MATERIAL ADJUSTMENTS

     Management represents that all material adjustments to the financial statements have been made.

NOTE 9: GOING CONCERN

     As of June 30, 2000, the Company has net losses since inception, which raises substantial doubt about its ability to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operations have decreased during the reporting period. The Company has received revenues of $2,237 for the year-to-date. This is a decrease of $10,772 for the same period in1999. During the quarter ended June 30, 200 the Company had revenues of $2,237 compared to $ 10,977 for the same period in 1999.

The decreasing revenues trend should not continue as the Company is refocusing its efforts in marketing, the website, and moving to a new location.

The Company had previously shared office space with another company, as well as joining in their marketing efforts. This joint venture has not been as successful and the relationship has been terminated. As of June1, 2000, the Company relocated its operations to the Cannery Row area in Monterey. It is now sharing a 1600 sq. ft. location with The Three Lady's Gift Shop and paying $150 in monthly rent.

Several other steps are being taken in order to increase revenues such as: producing a new catalog for the Fall to sell orders for the holidays and updating the Company's website. The Company has introduced "Grand Avenue", a new cookie product. There is no contractual commitment. The Company buys the product on a cash basis.

There is no material deficiency in the Second Quarter and no contract is in default.

At June 30, 2000, the Company's major sources of liquidity are $129 cash, $894 accounts receivable, and $460 inventory. The Company's principals will provide funds for other capital needs of the Company.

No material commitments for capital expenditures were made during the secured quarter and none are expected in the Third Quarter. The company will require funds for the printing and distribution of its catalog.

Sales for the Third Quarter should increase due to increased marketing efforts, distribution of the new catalog and the establishment of a new location.

The Company was negatively affected by the move from its previous location to the 711 Cannery Site causing sales to decrease.

Consumers purchases over the Internet continue to increase in the industry. The Company has had difficulty drawing consumer traffic to its web. The Company will continue to improve its website and attempt to be listed on more search engines to draw more consumers. If the traffic to the site increases the sales will increase.

Currently, the Company knows of no events that will cause a material change in cost and revenues other than increased traffic to the site.

The Company is still an early stage development company. The effects of inflation have had little impact.

No material commitments for capital expenditures were made during the second quarter and none are expected in the third quarter.

There were no changes in the mix of funding between equity, debt, and off-balance sheet financing arrangements. Any additional capital is expected to come from contributed capital of the officers and directors. Some funding may be received through the private sale of equity.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None


Item 2. Changes in Securities

None


Item 3. Defaults Upon Senior Securities

None


Item 4. Submission of Matters to a Vote of Security Holders

None


Item 5. Other Information

None of the officers, directors or persons required under the Securities Exchange Act of 1934, as amended have filed, timely, the appropriate forms 3, 4 or 5.

Item 6. Exhibits and Reports on Form 8-K

See attached.


                                 Signature Page

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.


                                                     INTERNET FOOD COMPANY, INC.


                                                  By:
                                                  Its:

Dated: 8/21/00