Form 10-Q
period 2000-09-30
INTERNET FOOD CO INC
filed 2000-11-28
CIK 1069488

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:           September 30, 2000
                                         ---------------------------------------

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    ----------------

Commission File Number: 0-30170
                        --------------------

                                   TECE, INC.
     ---------------------------------------------------------------------
               (exact name of Company as specified in its charter)

                   NEVADA                                  88-0390657
                  --------                                ------------
       (State or other jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)

               740 ST-MAURICE, SUITE 410, MONTREAL, CANADA H3C 1L5
               ---------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (514) 954-3665
     ---------------------------------------------------------------------
                 (Issuers Telephone Number, Including Area Code)

                             INTERNET FOOD CO., INC.
                              251 JEANELL, SUITE 3
                              CARSON CITY, NV 89703
               ---------------------------------------------------
                        (Former Name and Former Address)


         Check  whether  the  issuer  (1) has filed all  reports  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         (X) Yes ( ) No

                       APPLICABLE ONLY TO CORPORATE ISSUER

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 22,363,148 shares of Common Stock as of November 10, 2000.

         Transitional Small Business Disclosure Format (check one):

         ( ) Yes (X)  No

TECE, INC.
TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION                                              3



NOTES TO FINANCIAL STATEMENTS
-----------------------------

To the Board of Directors
Internet Food Company, Incorporated
Monterey, California


I have reviewed the accompanying balance sheets of Internet Food Company, Incorporated, as of September 30, 2000 and 1999 and the related statement of operations stockholders' equity and the statement of cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public
Accountants. All information included in these financial statements is the representation of the management of Internet Food Company, Incorporated.

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








November 14, 2000

                          INTERNET FOOD COMPANY, INC.
                                 BALANCE SHEET
                          September 30, 2000 and 1999



                                                                   2000                 1999
                                                                   ----                 ----

                                          ASSETS
Current assets
      Cash and cash equivalents                                  $  1,353            $     800
      Accounts receivable-trade                                         0                  295
      Accounts receivable-barter                                      858                3,399
      Due from affiliate                                              100                  100
      Inventory                                                       460                1,500
                                                                 --------            ---------
           Total current assets                                     2,771                6,094

Equipment
      Equipment                                                       700                  700
      (Less) Accumulated depreciation                                (225)                (150)
                                                                 --------            ---------
                                                                      475                  550

Other assets
      Trade name                                                    6,050                6,050
                                                                 --------            ---------
Total assets                                                     $  9,296            $  12,694
                                                                 ========            =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Accounts payable                                           $      0            $   2,994
      Note payable-shareholder                                      3,000                    0
      Note payable-Monterey Ventures                                    0               10,113
      Note payable-Robert Strahl                                        0                2,650
      Note payable-Monterey Technologies                           31,220                    0
      State corporate tax payable                                       0                  400
                                                                 --------            ---------
           Total current liabilities                               34,220               16,157

Shareholders' equity
      Capital stock, par value $ .10, 50,000,000 authorized
           17,780,695 shares issued and outstanding                17,781               17,781
      Paid in capital                                             114,619              114,619
      Common stock offering costs                                  (6,150)              (6,150)
      Retained earnings                                          (151,174)            (129,713)
                                                                 --------            ---------
           Total shareholders' equity                             (24,924)              (3,463)

Total liabilities and shareholders' equity                       $  9,296            $  12,694
                                                                 ========            =========

             See accompanying notes and accountant's review report

                          INTERNET FOOD COMPANY, INC.
                            STATEMENT OF OPERATIONS
             For the nine months ended September 30, 2000 and 1999


                                                           Nine months ended
                                                        2000               1999
Sales ........................................    $      3,194     $     15,278
Cost of sales ................................           3,759           10,258
                                                  ------------     -------------
Gross profit .................................            (564)           5,020
Operating expenses
      Advertising ............................             214              751
      Bank charges ...........................             121              591
      Consulting fees ........................             672           26,510
      Depreciation ...........................              75              150
      Dues and subscriptions .................             721              625
      Equipment lease ........................               0            2,937
      License and permits ....................               0              336
      Management fees ........................               0            6,500
      Office expense .........................             553            1,186
      Postage and delivery ...................           1,280            1,657
      Professional fees ......................           4,575           12,885
      Rent ...................................           1,250            6,364
      Travel and entertainment ...............             105            1,942
      Telephone ..............................           1,168            1,070
      Organization costs
                                                  ------------     -------------
                Total operating expenses .....          10,734           63,504
                                                  ------------     -------------
                Loss from operations .........         (11,298)         (58,484)
Other income and (expense)
      Loss on sale of investments ............               0             (499)
      Interest expense .......................               0             (660)
                                                  ------------     -------------
                                                                         (1,159)
                                                  ------------     -------------
Loss prior to income taxes ...................         (11,298)         (59,643)
State corporate income tax ...................             800              800
                                                  ------------     -------------
Net loss .....................................    $    (12,098)    $    (60,443)
                                                  ============     =============
Loss per common share ........................    $    (0.0007)    $    (0.0034)
                                                  ============     =============
Weighted average
      of shares outstanding ..................      17,780,695       17,441,067
                                                  ============     =============


             See accompanying notes and accountant's review report

                          INTERNET FOOD COMPANY, INC.
                   STATEMENT OF CASH FLOWS - INDIRECT METHOD
             For the nine months ended September 30, 2000 and 1999

                                                                Nine months
                                                             2000       1999
                                                             ----       ----

Cash flows from operating activities
      Net loss                                              (12,098)   $(60,443)
      Adjustments to reconcile net income to net cash
           provided by operating activities
           Depreciation expense                                  75         150
           (Increase) Decrease in current assets              1,318       6,187
           Increase (Decrease) in current liabilities        11,486     (15,753)
Net cash provided by operating activities                       781     (69,859)

Investing activities
           Business name purchase

Financing activities
      Sale of common stock                                              67,700
      Short term borrowing                                               1,000
      Common stock offering costs
Cash provided by financing activities                                   68,700

Increase (Decrease) in cash and cash equivalents                781      (1,159)
Cash and cash equivalent at beginning of the period             572       1,959
Cash and cash equivalent at end of the year                   1,353    $    800

Supplemental disclosure of financing activities
      Interest paid                                        $                585
      Taxes paid                                                800       1,200


             See accompanying notes and accountant's review report

                              INTERNET FOOD COMPANY
                        NOTES TO THE FINANCIAL STATEMENTS
                           September 30, 2000 and 1999

NOTE 1            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Nature of the business - Internet Food Company, Inc. was originally formed to sell retail gourmet and specialty cheese on the internet and at a retail location. The Company was incorporated under the laws of the State of Nevada on April 14, 1998. The Company is currently doing business as California Cheese Connection. Operations did not commence until July 1998. Refer to NOTE 10 Subsequent Event.

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

                              INTERNET FOOD COMPANY
                        NOTES TO THE FINANCIAL STATEMENTS
                           September 30, 2000 and 1999

NOTE 2   ACCOUNTS RECEIVABLE

                  Accounts receivable-Trade - Accounts receivable trade consists primarily of sales to hotels and corporations purchasing gift baskets. At September 30, 2000 there were no amounts in trade receivables. At September 30, 1999 the total was $295. Terms of all sales to these customers are net 30 days.

                  Accounts receivable-Barter - The Company is involved with an exchange group whereby goods and services are bartered. The individual members of this group purchase goods from another member and a voucher is written for payment of the goods or services provided. The Company then has a credit to purchase goods and services from other members of the barter group. At September 30, 2000 and 1999 the balance that the Company is owed in goods and services of $858 and $3,399 respectively. The Company uses the barter to purchase goods and services. For the period ending September 30, 1999 the total amount recorded as sales was $ 5,215 and $ 4,218 was recorded as purchase of goods and services. For the nine months ended September 30, 2000 $504 were recorded as sales and $1,220 for services and purchases.

NOTE 3   SHORT TERM BORROWINGS

                  During the period ended September 30, 2000 an affiliated company paid off all the outstanding notes and accounts payable. Total amount of borrowings for the period ended September 30, 2000 was $34,220 and $12,763 respectively.

NOTE 4   COMMON STOCK

                  Common stock -During the period ended September 30, 1999, pursuant to an exemption under Rule 504 of Regulation D of the Securities Act of 1933, as amended (the Act), the Company sold solely to accredited and/or sophisticated investors, its common stock. Each share has a par value of $.10. There were twenty different transactions to different investors raising a total of $ 67,700 during the period ended June 30, 1999. There were no securities transactions for the six-month period ending June 30, 2000.

                  Paid in capital - At incorporation the Company issued 15,385,000 shares of common stock with a fair value of $0.1 in payment of services. This amount is shown as a negative paid in capital amount since consideration was given in the form of services at the time of incorporation and no

                              INTERNET FOOD COMPANY
                        NOTES TO THE FINANCIAL STATEMENTS
                           September 30, 2000 and 1999

NOTE 4   COMMON STOCK
(Con't)
                  amount  was   reflected  on  the   Company's   books  for  the
                  consideration

                  The Company also issued 135,695 shares of common stock with a fair value of $.10 to three individuals. The shares were given to these individuals for advancing the Company money for working capital purposes. These transactions occurred during the prior year.

NOTE 5            RELATED PARTY TRANSACTIONS

                  On August 1, 1998 the Company entered into an agreement with a shareholder to provide investment-banking services. During the period ending September 30, 1999 the shareholder advanced the Company $ 10,133 for operations. There were no repayments on the advances. There were no advances during the period ended June 30, 2000.

                  As previously discussed, the Company entered into agreements with some of its shareholders to provide bridge loans for continuing operations of the Company. Total proceeds from the borrowings were $ 15,490 during the prior year. The Company repaid $ 12,990 of the loans during the nine-month period ending September 30, 1999. During the period ending September 30, 2000 those amounts were paid off from an affiliated company.

                  Various shareholders of the Company have performed consulting services for which the Company has paid them consulting fees. For the period ending September 30, 1999 this amount paid to the shareholders amounted to $ 22,946. Services include clerical support, rent, office supplies etc.


NOTE 6            INCOME TAXES

                  The benefit for income taxes from operations consisted of the following components. Current tax benefit of $21,000 resulting from a net loss before income taxes, and deferred tax expense $21,000 resulting from the valuation allowance recorded against the deferred tax asset resulting from the net operating loss. The change in the valuation allowance for the period ending September 30, 2000 was $21,000. Net operating loss carryforward will expire 2014.

                  The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At the time the allowance will either be increased or reduced.

                              INTERNET FOOD COMPANY
                        NOTES TO THE FINANCIAL STATEMENTS
                           September 30, 2000 and 1999


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


NOTE 9            GOING CONCERN

                  As of September 30, 2000, the Company has net losses since inception, which raises substantial doubt about its ability to continue as a going concern.

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


NOTE 10           SUBSEQUENT EVENT

                  Subsequent to the balance sheet date, two major shareholders of the

                              INTERNET FOOD COMPANY
                        NOTES TO THE FINANCIAL STATEMENTS
                           September 30, 2000 and 1999


NOTE 10  SUBSEQUENT EVENT
(Con't)
                  Company returned all their shares of stock to the Company with the exception of 2,064,035 each. These shares were returned to the Treasury in consideration for no consideration. The assets of the corporation were transferred to a shareholder in partial liquidation of stock and the corporation ceased doing business of the sale of cheese and gift baskets. The notes payable of the Company from the shareholder and the affiliated company were forgiven subsequent to the balance sheet date, thus there were no assets or liabilities in the Company as a result of these transactions.

                                   TECE, INC.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

The discussion in this report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those discussed herein.

The discussion and analysis below should be read in conjunction with the condensed consolidated interim Financial Statements of the Company and the notes thereto included elsewhere herein.

Under a Share Exchange Agreement and related agreements, as amended (the "Exchange Agreements"), dated October 10, 2000, among the Company (f/k/a Internet Food Co., Inc.), its wholly-owned subsidiary, 3786137 Canada Inc., a Canadian corporation ("3786137"), Tec TechnologyEvaluation.com, a Canadian corporation ("TEC.com"), Manitex Capital Inc. , a Canadian corporation ("Manitex"), Intasys Corporation, an Ontario corporation ("Intasys"), and Don Lobley ("Lobley," and together with Manitex and Intasys, the "Majority TEC.com Shareholders"), on November 9, 2000 (i) 3786137 acquired from the Majority TEC.com Shareholders common shares, no par value (the "TEC.com Common Shares"), of TEC.com and convertible debentures (convertible into TEC.com Common Shares) representing 67.6% of the issued and outstanding TEC.com Common Shares and (ii) the Majority TEC.com Shareholders were issued exchangeable non-voting shares of Class A preferred stock of 3786137 (the "Exchangeable Shares"), exchangeable on a one-for-one basis at the option of their holders into an aggregate of 11,913,140 shares (the "Company Shares") of Common Stock, $.001 par value (the "Common Stock"), of the Company. (The foregoing transactions are referred to collectively hereinafter as the "Transactions.")

The Company Shares were issued under an Exchange and Voting Agreement (the "Voting Agreement") among the Company, 3786137, TEC.com and Pierre Barnard (the "Trustee"). In order to facilitate the Share Exchange, the Company also entered into a Support Agreement (the "Support Agreement") to guarantee certain rights to the holders of Exchangeable Shares, including the right to receive shares of Common Stock in exchange for their Exchangeable Shares.

In connection with the Transactions, the Company completed a private placement yielding gross proceeds of $4,000,000, in which it issued an aggregate of 1,000,000 units, each unit consisting of one share of Common Stock and one common share purchase warrant (the "Warrant"). Each Warrant entitles its holder to acquire one share of Common Stock at a price of $5.00 per share on or before September 30, 2002.

Subject to required regulatory approvals, 3786137 presently intends to offer all of the remaining holders of TEC.com Common Shares and the holders of debentures convertible into TEC.com Common Shares the opportunity to exchange their TEC.com Common Shares for Exchangeable Shares (the "Offer"). In the event that all of the holders of such TEC.com securities were to tender them in the Offer, a total of 5,721,158 additional Exchangeable Shares would be issued.

After giving effect to the Transactions and the private placement, there are 22,363,140 shares of Common Stock outstanding, taking into account a stock split of the Common Stock which became effective October 5, 2000, and the cancellation of certain outstanding shares of Common Stock. In addition, there are reserved for issuance (i) 5,721,158 shares of Common Stock in the Offer, (ii) 262,500 shares of Common Stock upon exercise of the TEC.com stock options and (iii) 1,000,000 shares of Common Stock upon exercise of the Warrants. The Company also intends to adopt an Employee Stock Option Plan, pursuant to which a total of 3,000,000 additional shares of Common Stock will be reserved for issuance.

Each beneficial holder of the Exchangeable Shares has voting rights in that number of Company Shares equal in number to the number of the Exchangeable Shares held by such holder. Consequently, the Majority TEC.com Shareholders hold securities with voting rights equal to approximately 53.0 % of the total voting power of the outstanding Common Stock. If all of the remaining outstanding TEC.com Common Shares and convertible debentures are acquired by 3786137, the former shareholders of TEC.com would hold, in the aggregate, approximately 60.0% of the Common Stock on a fully diluted basis. At such time as the holders of Exchangeable

Shares may exchange such shares for the Company Shares, they will have the right to direct the disposition of such Company Shares.

The sole source of consideration for issuance to the Majority TEC.com Shareholders of the Exchangeable Shares was the exchange of the TEC.com Common Shares and debentures held by them. At such time as the Majority TEC.com Shareholders may exchange their Exchangeable Shares for Company Shares, the sole source of consideration for the transfer to them of the Company Shares will be such Exchangeable Shares.

The Company was incorporated under the laws of the State of Nevada on April 14, 1998. The Company was formed to sell retail gourmet and specialty cheese on the Internet and at a retail location. On October 31, 2000, the Company transferred all of its assets and liabilities relating to such business to Ms. Demainew and Ms. Button in consideration of the cancellation of certain shares of Common Stock. Immediately prior to the Transactions, the Company had no material operations, revenues, assets or liabilities. In anticipation of the Transactions, the Company changed its name to "TECE, Inc."

At September 30, 2000, the Company's major sources of liquidity were $1,353 in cash, $858 in accounts receivable, and $460 in inventory. Subsequent to that date, the Company received gross proceeds of $4,000,000 from the private placement of its securities. The Company does not have a line of credit with a commercial bank. As of the date hereof, its principal commitments consist of obligations under capital and operating leases and employment arrangements. The Company anticipates that its cash and cash equivalents will be sufficient to satisfy its cash flow requirements for at leat the next 4 months.



PART II.          OTHER INFORMATION

Item 5.           Other Information

                  Pursuant  to a Share  Exchange  Agreement,  as of  November 9,
         2000, the Company took a controlling interest in Tec TechnologyEvaluation.com ("TEC"), a provider of web-based research and analysis of computer hardware, communications and related information technology industries. As a result of the transaction, the Company experienced a change of control (the "Change of Control") and entered into a new line of business. All of the assets and liabilities relating to the Company's cheese sales were transferred to the Company's former directors and officers in consideration of the cancellation of certain shares of Common Stock. For a detailed description of the transaction, the Change of Control and the Company's current business, see Item 2:
         Management's Discussion and Analysis of Plan of Operations.

Item 6.           Exhibits and Reports on Form 8-K

(a) Exhibits

         Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TECE, INC.


                                         By: /s/ Michael Clayton
                                            ------------------------------------
                                              Name:  Michael Clayton
                                              Title:  Chief Financial Officer
Dated: November 27, 2000