Form 10-K
period 2000-12-31
TECE INC
filed 2001-04-13
CIK 1069488

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                     ---------------------------------------

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       or

[  ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from ___________to _________

                         Commission file number 0-30170
                                                -------


                                   TECE, Inc.
                  ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Nevada                                                88-0390657
------------------------------------                        -------------------
    (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                         Identification No.)

      740 St. Maurice, Suite 410
      Montreal, Quebec, Canada                                    H3C 1L5
------------------------------------                        -------------------
        (Address of Principal                                    (Zip Code)
            Executive Office)

                                 (514) 954-3665
                -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

Check if the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year: $ 978,571.

Based upon the closing price of the issuer's Common Stock on March 30, 2001 the aggregate market value of the 25,388,803 outstanding shares of Common Stock held by non-affiliates of the issuer was $12,440,513. Solely for the purposes of this calculation, shares held by directors and officers of the issuer have been excluded. (The foregoing calculation does not include ownership of securities that are exchangeable for shares of the issuer's Common Stock.) Such exclusion should not be deemed a determination or an admission by the issuer that such individuals are, in fact, affiliates of the issuer.

As of March 30, 2001, 25,608,472 shares of the issuer's Common Stock, $.001 par value (the "Common Stock"), were issued and outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Transitional Small Business Disclosure Format (check one):

                  |_|   Yes                          |X| No

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

We have had limited revenues to date. Our future operations are dependent upon financing necessary to develop and market our products and services. We currently anticipate that our available cash and the cash flows from operations will only suffice to finance our activities until the end of the second quarter of fiscal 2001. There can be no assurance that we will be able to complete the development of our products and services, or that they can be successfully marketed. Furthermore, there is no assurance that even if the products and services are completed and marketed, revenues will be sufficient to fund our future operations or to fund additional research, development and marketing.

The following Business section contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. See "Risk Factors" relating to forward-looking statements. The consolidated financial  statements  included  in this  Annual  Report on Form  10-KSB are the continuation of the financial statements of Tec TechnologyEvaluation.com Corporation, ("TEC.com"), which is treated for accounting purposes as the acquirer of Tece, Inc. (For the purposes of the Annual Report on Form 10-KSB, Tece, Inc. is sometimes referred to herein as "TECE" and, together with 3786137 Canada Inc. ("3786137"), its subsidiary and TEC.com are also referred to as "we," "us" or the "Company"). TEC.com had a fiscal year-end of December 31 and accordingly December 31 will continue to be used as our year-end. See "History of the Company" for a description of the transactions involving TEC.com. Our functional currency is the Canadian dollar. All amounts presented in this annual report in Canadian currency are identified as such. Other amounts are expressed in United States dollars. See "Currency Exchange Rates" for the exchange rates for the Canadian dollar.

PRODUCTS AND SERVICES

We develop and market a proprietary combination of decision support systems, knowledge bases and consulting services to assist with the evaluation and selection of information technology solutions. We believe that we deliver substantial value to information technology professionals by helping them make complex business decisions, while reducing the risk, time, and cost associated with the acquisition of product and service solutions. Our decision support systems help users determine the best match between their specific product and service requirements and vendors' solutions.

We believe technology is increasingly central to business strategy. In our opinion, few decisions have a greater impact on an organization's future than
the  selection,   integration  and   implementation  of  the  right  information
technology products and services. A significant proportion of information technology professionals conducts its primary product, vendor and trend research on the Internet. We feel that the volume and potential bias of the information available on the Internet presents a difficult challenge. Additionally, the complexity and the fast pace of technology change increase the potential for decisions that fail to meet requirements and expectations. Wrong decisions can cost companies millions of dollars. Our products and services are designed to help overcome the risks and challenges created by these factors.

Our proprietary decision-making systems provide an unbiased and comprehensive evaluation of selected information technology products and service, based on the criteria and priorities determined by the user. This ensures that each organization's unique requirements and circumstances are taken into consideration.

Our decision-making system helps users significantly reduce:

o        Time and cost in making their technology decision.
o        Risk in making poor or wrong business decisions.
o        Corporate inefficiencies and political infighting.
o        Time needed to collect and validate data for the selection process.
o        Unrealistic expectations of vendor product capabilities.

Software Products
-----------------

We market TESS(TM), a comprehensive multi-user decision support software application, and ERGO(R), a single-user desktop version, to businesses of all sizes.

         TESS(TM)

         TESS(TM) stands for Technology Evaluation Support System. It is a multi-user or groupwaRe information technology evaluation system. It is designed to conduct primary research and analysis using data gathered by information technology professionals. We believe TESS(TM) is moRe than just a decision support system. It is a comprehensive decision-making environment that lets users share information in a collaborative evaluation environment. It contains an array of graphical and text-based reporting features. From very simple problems to highly sophisticated group decisions, TESS(TM) helps users make reasoned, well-informed, and more easily justifiabLe technology acquisition decisions.

         The core of TESS(TM) is supported by patented decision support methodologies. The first examinEs the strengths and weaknesses of each option under consideration. The risk caused by these strengths and weaknesses is traded off against each option's overall weighted average to give a better indication of each option's real value to the user. Another accounts for bias caused by the way criteria are organized in a decision model. The organization of decision model criteria can seriously affect the outcome of the decision. Our patented algorithms help to reduce this structural bias. Using patented technology and our three-step decision process, known as ADEPT(TM), information technology professionals can make use of complete custom models and templates that guide them systematically through a decision. This simple and flexible process allows users to build both hard facts and soft judgements into their decisions.

         ERGO(R)

         ERGO(R) is a single-user software application designed to help an information technologY professional evaluate vendor products and services. It has the core features of TESS(TM) and can Be used from very simple problems to highly sophisticated corporate decisions. ERGO(R) helpS individuals make reasoned, well-informed, and more easily justifiable decisions. The patented decision support methodologies found in TESS(TM) are also incorporated into ERGO(R). Web Services

         Web Services

         Through our Web site (www.technologyevaluation.com), we publish articles and opinions and offer a Web-based version of our technology
         (WebTESS(TM)) for information technology professionals. UsiNg our TESS(TM) decision support system, WebTESS(TM) combines detailed vendor and product informAtion with a Web-based decision support environment. Users can evaluate the relative strengths and weaknesses of vendor products and services in the areas of e-commerce, business applications, e-services, enterprise networking, security and groupware. By combining detailed vendor and product information with a Web-based decision support environment, WebTESS(TM) helps informatiOn technology professionals throughout the technology evaluation process.

         The objective of this free service is to increase awareness among our targeted prospect markets in order to develop credibility and create leads for our consulting services. We also intend to offer subscriptions for a service that provides regular updates on new information technology solutions or changes to existing solutions and technology trends. The cost of developing and maintaining our Web site is partially offset by advertising revenue from information technology vendors. This revenue is generated from banner ads hosted on our Web site and sponsorship of our daily newsletter.

Knowledge Bases
---------------

We have the capacity to provide customers with more than the systems and knowledge bases that help them make technology acquisition decisions. We continue to enhance our knowledge bases and provide consulting services to our targeted markets.

Our knowledge bases contain information about technology vendor products and services gathered by our analysts, who have, combined with marketplace knowledge, a deep and current understanding of product performance and functionality. They closely follow industry trends and we believe they are experts in their fields, with extensive technology and business process knowledge. Our analysts are able to provide a valuable assessment of technology vendors, markets and trends, especially with the comprehensive and sometimes complex solutions implemented in key areas such as customer relationship management (CRM), enterprise resource planning (ERP), enterprise application integration (EAI), and supply chain management (SCM). While our core technology and knowledge bases are viable products for our target markets, we continue to improve our decision support systems, as well as build on our knowledge bases with our analysts' continued research into the business processes in the key areas on which we focus.

Consulting Services
-------------------

Through our technology, knowledge bases and services, we can provide support to global and regional consulting firms that are retained by Fortune 1000 companies for major information technology acquisition projects. We are currently deploying resources to sell services to consulting firms that will help them document what they know and learn about information technology solutions so that they can more effectively use the knowledge to better serve their clients. We also can help individual Fortune 1000 companies in their information technology selection process. We also sell training and support to both consulting firms and large corporations that want to use our software and/or our knowledge bases.

MARKETS

Our primary markets are Fortune 1000 companies, the regional and national consulting firms that provide services to Fortune 1000 companies and vendors of information technology products and services. We also sell TESS(TM) and ERGO(R) to businesses of all sizes. We sell TESS(TM) and knowledge bases to consulting firms to help them provide advisory services to their clients on the right technology solution they should use. We help large corporations select complex information technology solutions by selling them TESS(TM) aNd product information required to make the selections themselves. We also can sell our knowledge bases to vendors to help them increase their visibility with customers and prospects as well as provide competitive comparison information. We continue to research alternative uses for our software products. For example, we believe that TESS(TM) and the knowledge bases that we have developed can be used as a training and/or reference tool by the Fortune 1000 companies, advising them as product features, capabilities, strengths and weaknesses, in essence, a reference manual about system capabilities.

DISTRIBUTION METHODS

We provide our products and services using a direct sales approach. Most of our services require several face-to-face meetings and the sales cycle is long. The exceptions are advertising sales and sponsorship revenues on our Web site, some of which may be sold over the telephone.

COMPETITION

Our competitors are numerous, operate in many sectors and include organizations that offer software systems, consulting services, and/or Web-based solutions. They may operate in one or more of the markets that we intend to serve. Many of our competitors have proven business models and generate revenues from selling software, professional services, and/or Web-based advertising/sponsorships. Some of our competitors that provide services to our markets have greater capabilities than we do.

We believe that the combination of our products, knowledge base content, consulting services capabilities and the expertise of our personnel positions us to:

o    Leverage   revenues   through   partnerships   that  have  a  global  reach
     (international in scope);
o Offer and maintain content-based services that are complete and up-to-date and build significant traffic to our Web site and help us attract advertisers;
o    Structure information in relation to practical experience;
o    Maintain our  objectivity and independence from vendors;
o    Sign significant  contracts with world-class companies; and
o    Support our services with proven technology.

We believe that we can compete favourably when our impartiality, knowledge and focus can be combined in an effort to penetrate large-scale organizations that will use our technology and knowledge to leverage their own client relationships.

We believe our decision support systems have a competitive edge for the following reasons:

o There is an intuitive interface that makes it easy to create large, multiple criteria decision models that can contain virtually an unlimited number of criteria and options.
o The decision weighing and scoring functions let users quickly and easily create a benchmark pattern of priorities. Users can score their options or specific criteria against this benchmark.
o "Threshold" and "Must Have" requirements let users eliminate options that don't meet performance expectations.
o Our patented methodology helps users analyze their decision. Results can be based on their model alone, or be included in a detailed cost analysis.
o Graphical analysis features give users a clear visual representation of their decision to help them see the "big picture". Users can simply click-and-drag the graphs to perform scenario analysis and answer all of their "What If" questions.
o The detailed, yet customisable, reports let users print, present, and justify their decisions.
o Powerful data import and export features make it easy to build decision models from Excel spreadsheets or text files. It is also easy for a user to output its model to those same formats.

RESEARCH AND DEVELOPMENT

Research and development initiatives are underway to enhance our decision support systems. We are adding a risk analysis capability that randomly generates values for uncertain variables over and over to simulate a model. Incorporating the risk analysis feature into our systems will provide users with a level of certainty related to the recommendations of our system. For example, if a user is uncertain as to the weighted factor to be applied to their decision criteria, they can indicate a range, such as 25 to 30 percent for one of the criteria. The evaluation of the vendor solutions takes into consideration the five percent difference and recalculates the level of certainty that each vendor solution meets their criteria based on the range of outcomes.

To improve user friendliness, the graphical user interface of the systems will be enhanced. As well, the systems will be converted to Web-based products so that information can be accessed through any browser.

EMPLOYEES

We currently have 27 employees, of whom 25 are full-time and two are part-time staff. Eleven of our full-time employees are located in our U.S. subsidiary and 14 full-time and two part-time staff are employed by our Canadian subsidiary. The staff distribution is as follows: three executive officers, eight in software development, ten contributing both research content and performing consulting services, four in finance and administration and two in sales.

INTELLECTUAL PROPERTY - PATENTS AND TRADEMARKS

We try to protect our proprietary position by filing patent applications for our proprietary technology, inventions and product improvements that are important to our business development. Patents, however, cannot be protected with certainty. Once issued, patents may be challenged, invalidated or circumvented, and may fail to provide any protection against competitors. Patent protection can involve complex legal and factual questions.

Patents may not be issued for  applications  pending,  filed in the  future,  or licensed from third parties. Patents issued may not provide proprietary protection or competitive advantages against competitors with similar technology. Other companies may develop similar technologies or technology that duplicates what we have developed. The laws of some foreign countries do not protect our intellectual property rights to the same extent as do patent and trademark laws in the United States and Canada.

We must also rely on trade secrets, know-how and technology that we try to protect with confidentiality agreements with third parties, collaborators, employees and consultants. Any of these parties can breach their agreement and disclose confidential information. Our competitors may also learn about information through other means that we failed to consider in the above-mentioned agreements.

Our success is dependent upon our ability to obtain patent protection for our products. We have a proprietary portfolio of patent rights and applications filed in the United States and international patent applications related to our current U.S. patents that expire in 2012. TESS(TM) is our suppoRt platform. It provides our system's unique decision support and knowledge management capabilities. Our decision algorithms and methods may be improved upon by our competitors, or the academic community, where public knowledge represents a zero-access-cost to competitors. As well, no decision algorithm to date has proven effective in satisfying all human decision makers in all situations. Our decision algorithms may be defective on occasion and lead to loss of faith with some of our customers under certain conditions. There are many decision-making methods, but few have managed to achieve high levels of popular use, except for simple methods related to the use of determining weighted averages. It is possible that one or more of these methods may become an accepted standard and displace the multi-attribute utility theory methodology on which our products are based.

U.S., CANADIAN AND INTERNATIONAL PATENTS

o        IMPROVED  DECISION  SUPPORT SYSTEM,  METHOD AND ARTICLE OF MANUFACTURE:
         (U.S. Patent Granted).

         The patent describes how a quality variance is measured by functions called matching indices, which meet certain mathematical properties. It describes the components of the equation in current use.

o        SYSTEM AND METHOD FOR REDUCING BIAS IN DECISION  SUPPORT SYSTEM:  (U.S.
         Patent Granted).

         Whenever complex hierarchical trees of criteria are constructed, they inevitably create structures that are highly asymmetric: i.e., some tree branches have thousands of criteria while others may have just a few. The unique balancing mechanisms we use are described in this patent.

o IMPROVED SYSTEM AND METHOD AND ARTICLES OF MANUFACTURE FOR AUTOMATED ADVISORY DECISION AND CONTROL SERVICES USING IMPROVED DECISION SUPPORT SYSTEMS WITH MODEL LICENSE PROTECTION: (U.S. and International Patents pending).

         This patent is intended to protect intellectual rights to a number of processes related to the customization, use and control of our knowledge bases, particularly in network environments. Under this patent, a number of operational features of our products are protected.

U.S. AND CANADIAN TRADEMARKS

We have submitted trademark applications to both the Registrar of Trademarks in Canada and the United States Patent and Trademark Office that are currently at various stages of registration for the following: "Technology Ev@luation Center," "Which & Why" and "TEC & Design."

HISTORY

Under a series of agreements (the "Exchange Agreements") including a Share Exchange Agreement among TECE, Inc., our subsidiary, 3786137, TEC.com, and shareholders of TEC.com, 3786137 acquired on November 9, 2000 common shares and convertible debentures representing 67.6% of the issued and outstanding TEC.com common shares. As consideration, 3786137 issued exchangeable non-voting shares of its Class A preferred stock (the "Exchangeable Shares"). The Exchangeable Shares are exchangeable on a one-for-one basis at the option of their holders into an aggregate of 11,913,140 shares of our common stock, which were issued in trust to Pierre Barnard, as trustee. Each holder of Exchangeable Shares can give directions to the trustee as to the manner in which the shares held in trust for his benefit are to be voted.

In connection with these transactions, we completed a private placement of $4,000,000, in which we issued 1,000,000 units. Each unit consists of one share of our common stock and one warrant. Each warrant entitles its holder to acquire one share of our common stock at a price of $5.00 on or before September 30, 2002.

On February 15, 2001, we acquired from two former officers and employees of TEC.com a total of 4,000,000 TEC.com common shares for a total consideration of $114,000.

As of March 7, 2001, 3786137 had acquired the totality of the remaining TEC.com common shares and convertible debentures, with the exception of 543,252 common shares and debentures having a face value of $125,000, which are convertible into 294,120 shares of TEC.com.

As of March 31, 2001, we hold directly and indirectly approximately 98% of TEC.com's common shares, on a fully diluted basis.

After giving effect to these transactions, there are 25,608,472 shares of our common stock outstanding, taking into account a stock split which became effective October 5, 2000, and the cancellation of certain outstanding shares. In addition, there are reserved for issuance (i) 3,262,500 shares of common stock upon exercise of options under the employee stock option plan(s) and (ii) 1,000,000 shares upon exercise of warrants.

We were incorporated under the laws of the State of Nevada on April 14, 1998. We had been formed to sell retail gourmet and specialty cheese on the Internet and at a retail location. On October 31, 2000, we transferred all of our assets and liabilities to Janice M. Demainew and Diane Button in consideration of the cancellation of certain of our shares of common stock held by them. Immediately prior to the acquisition of common shares and convertible debentures representing 67.6% of the issued and outstanding common shares of TEC.com, we had no material operations, revenues, assets or liabilities. We changed our name to "TECE, Inc.", in October 2000.

Copies of the Exchange Agreements were filed as exhibits to our Current Report on Form 8-K dated November 9, 2000 and are incorporated by reference in the exhibits to the Annual Report on Form 10-KSB. The description of the Exchange Agreements contained in this report is modified by such reference.

RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights the most material of the risks.

WE WILL NEED ADDITIONAL FINANCING TO CONTINUE OUR OPERATIONS AS PLANNED.

We currently anticipate that our available cash and the cash flows from operations will only suffice to finance our activities until the end of the second quarter of fiscal 2001.

If we issue equity securities, our present stockholders will suffer dilution. If we issue debt securities, we will face the risks associated with debt, including rises in interest rates and insufficient cash flow to pay the principal of and interest on our debt securities. We are unable to predict whether additional equity or debt financing will be available to us, on favourable terms or at all.

Our future liquidity and capital requirements will depend upon numerous factors, some, but not all, of which are listed below:

    o    Our ability to sell our advertising inventory at current market rates;

    o Our ability to deliver on our consulting mandates, which will be influenced by our ability to find and retain adequately qualified staff for our consulting practice;
    o    The pace of expansion of our operations;
    o The need to fund acquisitions of complementary products, technologies or businesses.

WE EXPECT THAT WE WILL INCUR LOSSES FOR THE FORESEEABLE FUTURE.

We have had net operating losses since being founded and currently have an accumulated deficit. These losses result from selling, general and administrative expenses. We expect to have substantial additional expenses over the next several years as part of the process of marketing and selling our products and services. We expect that such expenses will result in additional losses.

Our future profitability depends, in part, on:

     o   Entering into agreements to develop and commercialize products;
     o Developing the capacity to market products or entering into agreements with others to do so;
     o   Market  acceptance  of our  products;
     o The ability to obtain additional funding; and |X| The ability to achieve certain product development milestones.

We may not achieve any or all of these goals and, thus, are unable to predict whether we will ever achieve significant revenues or profits. Even if we receive funding of one or more of our products, we may not achieve significant commercial success.

RAPID   TECHNOLOGICAL   CHANGE   COULD   RENDER   OUR   PRODUCTS   OBSOLETE   OR
NON-COMPETITIVE.

Major technological changes can occur quickly. The development by competitors of technologically improved or different products may make our product candidates obsolete or non-competitive.

PROPRIETARY PROTECTION FOR OUR PRODUCTS IS IMPORTANT AND UNCERTAIN.

The following factors are important to our success:

     o   Receiving  patent  protection for our products;
     o   Maintaining  our trade secrets;
     o   Not  infringing  on the  proprietary  rights  of  others;  and
     o   Preventing others from infringing our proprietary rights.

We can protect our proprietary rights from unauthorized use by third parties only if these rights are covered by valid and enforceable patents or are effectively maintained as trade secrets.

We try to protect our proprietary position by filing United States, Canadian, and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. Enforceability of patents cannot be projected with certainty. Patents, if issued, may be challenged, invalidated or circumvented. Any patents that we own or license from others may provide no protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties, may not result in patents being issued. If patents do issue, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, others may independently develop similar technologies or duplicate any technology that we have developed. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States and Canada.

We also rely on trade secrets, know-how and technology, which we try to protect by entering into confidentiality agreements with parties that have access to it, such as our corporate partners, collaborators, employees and consultants. Any of these parties can breach the agreement and disclose our confidential information or our competitors might learn of the information in some other way.

WE MAY BE UNABLE TO RETAIN OUR KEY EXECUTIVES AND RESEARCH AND DEVELOPMENT PERSONNEL.

Our success depends on the services of key employees in executive and research and development positions, notably our Chairman of the Board of Directors, President and Chief Executive Officer. The loss of the services of one or more of our key employees could have a material adverse effect on our operations.

OUR OPERATING RESULTS MAY BE AFFECTED BY FOREIGN EXCHANGE FLUCTUATIONS.

We expect a substantial portion of our revenues to be based on sales and services rendered to come from the United States, while a significant amount of our operating expenses will be incurred in Canada. As a result, our financial performance will be affected by fluctuations in the value of the U.S. dollar to the Canadian dollar. At the present time, we have no plan or policy to utilize forward contracts or currency options to minimize this exposure, and even if these measures are implemented, we are unsure whether these arrangements will be available, be cost effective or be able to fully offset such future currency risks.

FUTURE ISSUANCE OF SHARES OF COMMON STOCK MAY DILUTE PRESENT STOCKHOLDERS.

Our Articles of Incorporation authorize the issuance of a maximum of 50,000,000 shares of Common Stock. Our stockholders may experience a substantial dilution in the percentage of the Common Stock they hold if we issue all or part of the remaining authorized Common Stock in the future. Moreover, we may value any Common Stock issued in the future on a basis other than the current market price of the Common Stock. Dilution could also occur if we issue our Common Stock for future services or acquisitions or other corporate actions. These actions could depress the market price of our Common Stock.

OUR COMMON STOCK IS REGULATED AS A "PENNY STOCK."

Under United States securities regulations, "penny stocks" generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the Nasdaq Stock Market. Our Common Stock is subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell our Common Stock. The "penny stock rules" will not apply if the market price of our Common Stock is $5.00 or greater. There can be no assurance that the price of our Common Stock will attain such a level.

WE CAN GIVE NO ASSURANCES THAT OUR FORWARD-LOOKING STATEMENTS WILL BE CORRECT.

Certain forward-looking statements, including statements regarding our business and financing plans, are contained in this Annual Report on Form 10-KSB. These forward-looking statements reflect our views with respect to future events and financial performance. The words, "believe," "expect," "plans" and "anticipate" and similar expressions identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from such expectations are disclosed in this Annual Report on Form 10-KSB. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

CURRENCY EXCHANGE RATES

All dollar amounts stated in this form are in U.S. dollars, except where otherwise specifically indicated. The following table sets forth, for the dates indicated, the rates at the specific date for the Canadian dollar per one U.S. dollar, each expressed in Canadian dollars and based on the noon buying rate in New York City for cable transfers in Canadian dollars as certified for customs purposes by the Bank of Canada:

                                                      1999                      2000
                                                      ----                      ----
Rate at end of period                                1.4730                     1.4995

Period                                        High for the period         Low for the period
------                                        -------------------         ------------------
February 2001                                        1.5392                     1.4936
January 2001                                         1.5160                     1.4936
December 2000                                        1.5458                     1.5002
November 2000                                        1.5593                     1.5298
October 2000                                         1.5310                     1.4954
September 2000                                       1.5070                     1.4735
August 2000                                          1.4888                     1.4722

Period                                   Average for the period
------                                   ----------------------

Fiscal year ended December 31, 1999                  1.4858
Three months ended March 31, 2000                    1.4683
Three months ended June 30, 2000                     1.4861
Three months ended September 30, 2000                1.4888
Three months ended December 31, 2000                 1.5210

On March 29, 2001, the noon buying rate in the New York City for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was CDN$1. 5725 = US$1.00

ITEM 2.  PROPERTY

The Company's management operates from its administrative and commercial offices at 740 St-Maurice, Suite 410, in Montreal, Quebec H3C 1L5, a 3,282 square-foot leased facility in Montreal. The Company's annual rent for this building is CDN$ 55,794.
The Company also leases 4,614 square-feet of office space at 500 Unicorn Park in Woburn, Massachusetts, at an annual cost of $124,578, from where it conducts both its consulting and research activities.

ITEM 3.  LEGAL PROCEEDINGS

There is no  action,  suit,  proceeding,  or  investigation  pending  or, to our
knowledge,   threatened   against  us,   including  any   investigation  of  any
governmental authority or body.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our Common Stock has been eligible for trading on the Nasdaq Over The Counter Bulletin Board since the fourth quarter of the fiscal year ended December 31, 1999. The following table sets out the high and low bid prices of our Common Stock during the periods indicated. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

         Fiscal Year         Quarter             High ($)         Low ($)
         -----------                             --------         -------

         2000              3rd quarter           $0.125           $.0625
                           4th quarter           $1.50            $.0625

According to information furnished by the transfer agent for our common stock, as of March 30, 2001, there were 110 holders of record of our common stock and 52 holders of record of 3786137 exchangeable preferred shares (which are exchangeable for shares of our common stock).

We have never declared or paid any cash dividends on our common stock and we presently anticipate that any future earnings will be retained for the development of our business. The payment of future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, capital requirements, our financial condition and general business conditions.

In October 2000, we completed a private placement with 3699854 Canada Inc., a private Canadian corporation, that yielded proceeds of US $4,000,000. We issued 1,000,000 shares of common stock and warrants to purchase an additional 1,000,000 shares of common stock at a price of US $5.00 on or before September 30, 2002. We relied upon the exemption provided in Regulation S under the Securities Act. No underwriter was involved in the private placement.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The discussion in this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Risk Factors" of this report, as well as those risks discussed in this section and elsewhere in this report.

BACKGROUND AND FINANCIAL OVERVIEW

TEC.com was incorporated under the laws of Canada in November 1998. It was founded by the combination of several former senior managers of a leading IT research firm and Arlington Software Corporation, a Montreal-based developer of industry-leading decision analysis software. At that time, we changed the focus of our business from being primarily a manufacturer and distributor of the decision support software, developed by our Canadian subsidiary company and sold under the then trade name Which and Why, to a multi-disciplined company with a mission of reducing the risks associated with larger information technology procurement decisions. Concurrent with the adoption of this new mission statement, we changed the name of both the Canadian parent company to TEC Technology Evaluation.com Corporation and the US subsidiary company to Technology Evaluation Center, Inc. Our business model developed over the next twelve to eighteen months into one where we attempted to generate revenue from:

    o    Advertising based on banner ads served on our web site
    o Consulting revenue from the provision of both alignment consulting and selection services
    o    The sale or lease of our decision support software and knowledge bases

We launched our web site, www.technologyevaluation.com, in December 1999 and signed our first significant advertising contracts in February 2000. During June and July 2000 our consulting practice began to grow based on leads generated from our web site, continued referrals from past customers and engagements conducted with alliance partners. To date our web site has achieved some limited market acceptance from corporate advertisers. Our losses for the years ended December 31, 2000 and 1999 were $ 6,938,315 and $ 5,612,984 respectively.

Our limited operating history and the uncertain nature of the markets we address, or intend to address, make prediction of our future results of operations difficult. Our operations may never generate significant revenues and we may never achieve profitable operations.

The last two years have been a turning point for the development of our business as we continually refined our business model and sought new opportunities for growth. This is particularly noticeable in the growth of our consulting practice, the opportunities created by the development of our web site and the advertising revenue that this has generated. During this period we have developed our consulting practice to the point where in fiscal 2000, this accounted for approximately 76% ($739,109) of total revenue compared to approximately 31% ($33,322) of fiscal 1998 total revenue. Revenue has increased by 163% in fiscal 2000 and 240% in 1999.

While our total revenues have grown to approximately $978,000 in fiscal 2000 from $109,000 in 1998, an increase of nearly 800% over the two-year period, our total operating costs over the same period have increased to approximately $4,360,000 in fiscal 2000 from $1,836,000 in 1998, an increase of approximately $2,524,000 or 137%. This increase in operating costs was the result of the changes in our business focus from being primarily a software manufacturer and distributor to a multi-disciplined company with a mission of reducing the costs and risks associated with larger information technology procurement decisions. Throughout 1999 we hired employees in order to provide marketing and sales support, write research content to be hosted on our web site and provide expertise required for our consulting practice. The above costs reflect both the salary paid to these people and the significant effect of stock based compensation. The following table demonstrates the impact of stock based compensation on our operating expenses for each of the twelve-month periods ended:


---------------------------------------------------------------------------------------------------------
                                                   DECEMBER 31,       DECEMBER 31,           DECEMBER 31,
OPERATING EXPENSES                                         2000               1999                   1998
---------------------------------------------------------------------------------------------------------

Before stock based compensation                      $5,379,623         $3,311,848               $684,358

Stock based compensation
expense (recovery)                                  ($1,019,250)        $2,533,040             $1,151,752

TOTAL OPERATING EXPENSES                             $4,360,373         $5,844,888             $1,836,110
---------------------------------------------------------------------------------------------------------

As a result of the significant increases in our operating costs, we have operating losses in the years ended December 31, 2000, 1999 and 1998 of $3,381,802, $5,473,619 and $1,726,946 respectively. In addition, the company incurred financing and interest costs that contributed to the generation of losses from continuing operations in each of the years ended December 31, 2000, 1999 and 1998 of $6,938,315, $5,689,526 and $1,833,228 respectively.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999.

The launch of our web site in December 1999 and the subsequent impact this had on our consulting practice substantially changed the nature of our operations. As explained above in the financial overview, our operating costs increased substantially throughout 1999 as a result of the change in our business focus. Consequently, we believe comparisons between the fiscal years ended December 31, 1998 and 1999 have limited meaning. In the fiscal year ended December 31, 2000, we began to see the results of plans and efforts developed over the prior twelve to eighteen months and comparisons between the fiscal years ended December 31, 1999 and 2000 are therefore more meaningful and are analysed in the following paragraphs.

REVENUE

Our total revenue for the year ended December 31, 2000 increased by $607,302, or 163%, over the reported revenue in the prior fiscal year. The continued development of our consulting practice accounted for $381,264 of this increase, while the revenue generated from advertising placed on our web site accounted for $238,241 of this increase. This was slightly offset by licensing revenue from software sales that dropped to $1,221 from the $13,242 reported in the twelve months ended December 31, 1999.

We believe that our web site will be more attractive to advertisers as more information technology professionals use it as their primary research tool. A significant component of our fiscal 2000 expenses consisted of costs incurred to attract these IT professionals to our site. To date, we have primarily attracted information technology professionals through both on-line and off-line marketing. We expect to continue using these sources, though to a much lesser extent, as we further develop this portal since it provides both advertising revenue and client leads for our consulting practice. One of the factors that will influence our success is our ability to reduce the acquisition costs of our consulting clients and this may be achieved through either an alliance strategy or decreasing the net costs of hosting our Web site.

SELLING AND ADMINISTRATIVE EXPENSES

Our selling and administrative costs continue to represent a significant percentage of our total operating costs as indicated in the following table:

--------------------------------------------------------------------------------------------------------------
                                          December 31, 2000              %     December 31, 1999            %
--------------------------------------------------------------------------------------------------------------

Salaries and wages                                3,092,358            74%             2,004,590          35%

Stock based compensation
expense (recovery)                              (1,019,250)          (24%)             2,533,040          44%

Advertising                                         684,159            16%               186,638           3%

Consulting fees                                     394,423             9%               134,659           2%
Rent                                                130,507             3%                67,752           1%
Other                                               911,786            22%               859,945          15%
--------------------------------------------------------------------------------------------------------------
TOTAL SELLING AND
ADMINISTRATIVE EXPENSES                           4,193,983           100%             5,786,624         100%
--------------------------------------------------------------------------------------------------------------

Salaries and Wages

Salaries and wages increased as we opened our Woburn office in November 1999 and started to hire staff to increase the research content being displayed on our web site. By June 2000, we had reached a combined total staff of 42 employees for both our Montreal and Woburn facility. Subsequent to June 2000, our staff levels decreased largely through attrition and some limited restructuring in order to reduce our costs of providing research content since advertising revenue was not providing the anticipated offset to these costs.

Stock based compensation expense

The largest component of stock-based compensation expense arises due to an issue in November 1998, of TEC.com common shares to senior executives at no cost. The impact of this in fiscal 1999 was an expense of $2,500,000. In fiscal 2000, there was a repurchase of 2,000,000 of the above-mentioned shares that resulted in a recovery of previously recorded expenses of $1,000,000. At December 31, 2000 there were 4,000,000 of these shares outstanding.

Advertising expenses

Advertising expenses increased to $684,159 in the twelve months ended December 31, 2000, from $186,638 in fiscal 1999, an increase of 267%. Concurrent with the launch of our web site in December 1999, we advertised both on the World Wide Web and in more traditional media for a period of four to five months. In subsequent months, because we were unable to assess the impact or the return on investment of these advertising campaigns, we decided to discontinue all paid advertising until more reliable methods of assessment become available.

INTEREST CHARGES

Interest charges for the twelve months ended December 31, 2000 represent both interest on convertible debentures for the nine months ended September 30, 2000 and interest on other debt, as well as a beneficial conversion feature on the $3,000,000 of convertible debentures that were exchanged for the Exchangeable Shares on November 9, 2000.

In fiscal 2000, interest expense increased $2,681,849 versus 1999, largely because of the $2,571,429 of beneficial conversion feature charges attributable to the $3,000,000 of convertible debentures exchanged for the Exchangeable Shares. This beneficial conversion feature arose because in March 2000 we issued the debentures with a conversion price that was lower than the market price of the TEC.com shares and consequently, the debenture holders had an intrinsic benefit if they converted their debentures into shares. In recognition of this benefit, we recorded an expense, which was non-cash in nature, which represented the difference between the conversion price and the market price of these debentures.

RE-CAPITALIZATION EXPENSE

Re-capitalization expenses are the unusually large and non-recurring legal, professional and consulting costs incurred in completing the November 9, 2000 transaction between TECE, Inc and TEC.com.

LIQUIDITY AND CAPITAL RESOURCES

We have historically satisfied our cash requirements primarily through private placements of equity or debenture securities. In fiscal 2000, our net cash position improved by $1,777,940 for the reasons explained in the following paragraphs.

Cash used in operating activities

Net cash used in operating activities totaled $4,722,096 for the year ended December 31, 2000 compared to $2,914,463 for the year ended December 31, 1999. The increase in net cash used in fiscal 2000 of $1,820,633 was primarily attributable to cash used to pay the salaries required to support the creation of content on our web site and the initial costs of promoting this portal. This increase in our net cash used in operations, would have been approximately $600,000 greater, had our total revenue for the year not increased by a similar amount.

Cash provided by financing activities

Cash provided by financing activities in 2000 totaled $6,302,946 compared to $2,800,394 in 1999. The major activities in 2000 consisted of the raising of $1,625,000 through the issuance of convertible debentures that were convertible at a price of $0.21 into TEC.com common shares and the $4,000,000 private placement in which we issued an aggregate of 1,000,000 units. Each unit entitles its holder to one common share and one warrant that is exercisable at a price of $5 on or before September 30, 2002.

Cash used in investing activities

Net cash used in investing activities totaled approximately $45,295 for the year ended December 31, 2000 compared to $194,337 in the year ended December 31,
1999. In both fiscal years the funds were primarily used for capital expenditures on our Woburn facility.

We currently anticipate that the net proceeds from our private placements, together with cash flows from operations will only be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next three months. We are currently actively looking for additional capital through the issuance of debt or equity, depending upon results of operations, market conditions or unforeseen opportunities. Our future liquidity and capital requirements will depend upon numerous factors, some, but not all, of which are listed below:

o        Our ability to sell our advertising inventory at current market rates;
o Our ability to deliver on our consulting mandates which will be influenced by our ability to find and retain adequately qualified staff for our consulting practice;
o        The pace of expansion of our operations

o We may need additional capital to fund acquisitions of complementary products, technologies or businesses.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above. We are currently looking to sell additional equity or debt securities or obtain a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

There are currently Class A preferred shares of TEC.com outstanding that are redeemable at a price of $1.00 per share upon the occurrence of either a public offering of the securities of TEC.com or a sale or liquidation of all or substantially all of the assets of TEC.com. Such redemption would result in a cost to the Company of approximately $2 million.

ITEM 7.  FINANCIAL STATEMENTS

SEE INDEX TO FINANCIAL STATEMENTS BELOW.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PricewaterhouseCoopers, LLP were the independent accountants for TEC.com and its subsidiaries prior to the transactions with the Company. Under applicable accounting rules and policies, TEC.com is deemed to be the acquirer of the Company as a result of those transactions. Since then, PricewaterhouseCoopers, LLP has served as our independent accountants.

Hawkins Accounting of Salinas, California, was our independent accountant prior to the November 9, 2000 transaction as described in Item 1.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following sets forth the name, business address, present principal occupation, employment and material occupations, positions, offices or employments for the past five years and ages as of March 31, 2001 for our executive officers and directors. Members of the board of directors shall be elected at the next annual meeting of stockholders to hold office until the next annual meeting of stockholders and until their respective successors shall have been duly elected and qualify.

Name                        Age      Title
----                        ---      -----

Claude E. Forget            64       Chairman of the Board

Andre Telmosse              41       Chief Executive Officer and Director

Michael Clayton             46       Chief Financial Officer and Treasurer

David Perez                 34       Secretary

Steve Saviuk                42       Director

Guy Faure                   43       Director

Louis Lu                    42       Director

Philip W. Roizin            42       Director

Yves Payette                48       Chief Technology Officer

         CLAUDE E. FORGET, an Officer of the Order of Canada, is an independent consultant with experience and interest in the areas of regulatory affairs, public policy analysis and business strategies in the financial and telecommunications sectors. He holds bachelor's degrees in law from the Universite de Montreal, in economics from the London School of Economics and Political Science, a master's degree in public finance and studied towards a doctoral degree in economics and operations research from Johns Hopkins University. He currently serves as a director of Intasys Corporation, an Ontario corporation ("Intasys"), and is Chairman and CEO of its subsidiary, Noha Systems Inc.

         ANDRE TELMOSSE is an engineering graduate of Ecole Polytechnique, Montreal. In 1993 he was admitted as a partner of Andersen Consulting in Montreal where he was actively involved in large-scale technology initiatives, such as CRM and eCommerce. During these years he has successfully implemented IT projects in several industries, including telecommunications and aerospace. He became the Company's Chief Executive Officer on November 16, 2000.

         MICHAEL CLAYTON holds a Bachelor of Commerce, in accounting, from Concordia University and a Graduate Diploma in public accounting from McGill University. From 1996 to 2000 he was Chief Financial Officer at Almec Leisure Group. Prior to that, from 1989 to 1996, he was the Chief Financial Officer of Syprotec Inc where as part of the executive management team he was active in the restructuring of this company before its sale in 1999 to General Electric. Prior to that, he was with Ernst & Young for four years.

         DAVID PEREZ has been employed as general counsel to Intasys since February 2000. Prior to that date, he held positions as an associate lawyer in the corporate and commercial law departments of Heenan Blaikie, Montreal (1999-2000) and Lafleur Brown, Montreal (1995-1999). Mr. Perez, a member of the Quebec Bar, holds, from McGill University, Bachelor's degrees in Civil Law, Common Law and Science (Biology).

         STEVE SAVIUK, C.A., is a chartered accountant with extensive experience in the telecommunications, investment and software industries. He has worked closely with technology companies throughout his career in strategic planning, financing and management. Since 1995, as President of Manitex Capital Inc., a diversified technology investment company ("Manitex"), he has played significant roles with companies active in satellite transmission, the development of fiber optic components and the provision of technology to the cellular telephone industry. He serves on several boards and is currently Chairman of the Board and Chief Executive Officer of Intasys, a global provider of wireless, Internet-compatible billing and customer information systems and a strategic investor in the technology industry with a concentration in the wireless and e-commerce sectors.

         GUY FAURE has several years of experience in corporate management, sales and marketing and strategic planning. As a co-founder, from 1988 to 1993, of Immedia Informatic Inc. (now BCE Emergis) he has pioneering knowledge of the e-commerce sector. Since 1998 he has been an independent consultant focusing on the Internet and e-commerce sectors. Prior to that, from 1997 to 1998 he was Vice President Operations at Quebecor Multimedia, a leading integrator of Internet based applications of Fortune 1000 companies. From 1994 to 1997 he was General Manager of the Internet services and applications division of Le Groupe Videotron Ltee. He has a Bachelor of Commerce degree in marketing and accounting from Concordia University.

         LOUIS LU is a chartered accountant and since 1990 the executive vice-president of Alpha Capital Inc., an investment bank focusing on the technology, and telecommunications sectors. He holds a bachelors degree from the University of Hautes Etudes Commerciales in Montreal. He currently is a director of Manitex.

         PHILIP W. ROIZIN holds an MBA in Finance from Wharton and a Bachelor of Commerce from McGill University and is currently Brookstone Inc.'s Executive
Vice President of Finance and Administration, a position he has held since December 1996. From May 1995 to December 1996, Mr. Roizin served as Chief Financial Officer of the Franklin Mint. From June 1989 to May 1995, he held various senior positions with Dole Food Company, including Vice President/General Manager of Dole Beverages and Vice President of Strategic Services.

         YVES PAYETTE is an engineering graduate of Ecole Polytechnique, Montreal. In 1990, he co-founded Systeme M3I Inc. a software company selling distribution management systems to the utility market. From 1996 until 1998 he was CEO of TUNE1000 Corp., a software company in the entertainment industry. From 1998 until 2000 he was President of Solutions QYP Inc., a consulting company in the information technology industry. On December 15, 2000, he joined us as our Chief Technology Officer.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the periods indicated, all compensation awarded to, earned by or paid to our Chief Executive Officer and all other executive officers of the company with annual compensation in excess of $100,000 during the periods indicated.

SUMMARY COMPENSATION TABLE

                                                                                              Long-Term
                                                                                            Compensation:
                                                      Annual Compensation                      Award
                                                      -------------------                      -----
                           Fiscal Year
Name and Position              (1)                Salary                 Bonus (2)          # of Options
-----------------          ------------           ------                 ---------          ------------

Andre Telmosse                 2000              31,557(1)                  $-               400,000 (3)

----------------

(1) Mr. Telmosse joined TEC.com on November 16, 2000. His salary has been set at $250,000 per year.

(2) Certain of our executive officers routinely receive other benefits from the Company, the amounts of which are customary in our industry. We have concluded, after reasonable inquiry, that the aggregate amounts of such benefits during each of the periods reflected in the table above did not exceed the lesser of $50,000 or 10% of the compensation set forth above for any named individual in respect of the period.

(3) Represents an option to acquire 800,000 shares of TEC.com, which was granted to Mr. Telmosse and exercised by him prior to the transaction between TEC.com and the Company. These 800,000 shares of TEC.com were exchanged on a two for one basis into 400,000 exchangeable shares of 3786137 in March 2001.

OPTION GRANTS

The option to acquire 800,000 shares of TEC.com was granted to Mr. Telmosse in the fiscal year ended December 31, 2000. The Company has never granted any stock appreciation rights.

AGGREGATED FISCAL YEAR-END OPTION EXERCISES AND OPTION VALUES

Mr. Telmosse held no unexercised stock options as of December 31, 2000.

OTHER COMPENSATION PLANS

The Company has no pension plan or other compensation plans for its executive officers or directors.

COMPENSATION OF DIRECTORS

No fees or other remuneration were paid to our directors during the fiscal year ended December 31, 2000 with the exception of reimbursement of expenses. The Board will determine the remuneration of our directors and officers during the current and subsequent fiscal years.

EMPLOYMENT OF OUR CHIEF EXECUTIVE OFFICER

Andre Telmosse, the President and Chief Executive Officer of the Company, entered the Company's employ on November 16, 2000. He receives a base salary of $250,000, which amount is to be annually reviewed and may be increased by the board of directors, and a minimum guaranteed annual bonus of $25,000 per year. Mr. Telmosse will also receive short term incentive compensation for each fiscal year during the term of his employment equal to 75% of his base salary upon obtaining a predetermined "target" level of performance with a minimum compensation of 50% of his base salary guaranteed in the first year, and up to 125% of his base salary for performance above the "target" level. Mr. Telmosse also received long term incentives in the form of options to purchase (i) 1,000,000 shares of TECE, Inc. common stock granted upon the date of his employment at an exercise price of $.75 per share, with the option as to one eighth of such shares vesting every quarter beginning on the date of the employment agreement, and
(ii) 240,000 shares of TECE, Inc. common stock granted upon the date of the employment agreement at an exercise price of $.75 per share, with the option vesting as to all of such shares on the date of the employment agreement.

Mr. Telmosse's employment is for an indefinite term. If he is terminated other than for "cause" (as defined), within 18 months of the date of employment, and he executes a prescribed form of confidentiality agreement, he is to continue to receive the base salary, the annual bonus and the short term incentive compensation to which he is presently entitled for a period of two years (the "Severance Period"). If Mr. Telmosse is terminated other than for "cause" more than 18 months after the date of his employment, and he executes such confidentiality agreement, the Severance Period will be 1 1/2 years and the same compensation terms will apply. If he is terminated other than for "cause" either within or after 18 months of the date of employment, relocation expenses of up to $15,000 could be reimbursed by the Company, and all shares subject to previously granted options that would have vested during the Severance Period vest upon termination and will be exercisable by Mr. Telmosse within one year after such termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information as of March 30, 2001 regarding the beneficial ownership of shares of Common Stock by the Company's current directors and executive officers and those persons or entities who, to the Company's knowledge, beneficially own more than 5% of the Common Stock:


                                                Shares of Common            Percentage of Common
Name and Address of                            Stock Beneficially           Stock Beneficially
Beneficial Owner                                   Owned (1) (2)                Owned (3)
----------------                                   -------------                ---------

Intasys Corporation Inc.                          6,522,710                            25%
1 Place Ville-Marie, Suite 2001
Montreal (Quebec), Canada H3B 2C4

Andre Telmosse, director and CEO (4)                590,000 (4)                         2%
c/o TECE, Inc.
740 St-Maurice, Suite 410
Montreal (Quebec) Canada H3C 1L5

Manitex Capital Inc.                              4,284,441                            17%
1 Place Ville-Marie, Suite 2001
Montreal (Quebec) Canada H3B 2C4

Claude E. Forget, chairman (6)                      100,000 (7)                   Less than 1%
c/o Intasys Corporation Inc.
1 Place Ville-Marie, Suite 2001
Montreal (Quebec), Canada H3B 2C4

Steve Saviuk, director (5)                               -                              -
c/o Manitex Capital Inc.
1 Place Ville-Marie, Suite 2001
Montreal (Quebec) Canada H3B 2C4

Louis Lu, director (7)                                   -                              -
c/o Alpha Capital Inc.
1, Place Ville-Marie, Suite 2022
Montreal (Quebec) Canada H3B 2C4

Michael Clayton, chief financial officer              3,333 (8)                   Less than 1%
c/o TECE, Inc.
740 St-Maurice, Suite 410
Montreal (Quebec) Canada H3C 1L5

Guy Faure, director                                      -                              -
86 Chemin Beakie
Ste Anne des Lacs, (Quebec)
Canada J0R 1B0

Philip W. Roizin, director                               -                              -
c/o Brookstone Inc.
17 Riverside Street
Nashua, NH 03062

Yves Payette                                             -                              -
chief technology officer and

V.P. corporate development
c/o TECE, Inc.
740 St-Maurice, Suite 410
Montreal (Quebec) Canada H3C 1L5

All Officers and Directors as a group
(6 persons)
-------------------

(1) Includes rights to acquire Company Shares through the exchange of Exchangeable Shares.

(2) A person is deemed to be the beneficial owner of voting securities of the Company that can be acquired by such person within 60 days after March 30, 2001 upon the exercise or conversion of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days after March 30, 2001 have been exercised or converted.

(3)      Based upon 25,608,472 outstanding shares of Common Stock.

(4) Includes an option to acquire 490,000 shares of Common Stock at a price of $0.75 granted to Mr. Telmosse on February 22, 2001.

(5)      Mr.  Saviuk  is  the  President  of  Manitex,   which  owns   4,284,441
         Exchangeable Shares and Chairman and Chief Executive Officer of Intasys, which owns 6,522,710 Exchangeable Shares. Mr. Saviuk disclaims beneficial ownership of the Exchangeable Shares owned by Manitex and Intasys.

(6) Represents an option to acquire 100,000 shares at a price of $0.75 granted to Mr. Forget on February 22, 2001. Mr. Forget is a director of Intasys, which owns 6,522,710 Exchangeable Shares. Mr. Forget disclaims beneficial ownership of the Exchangeable Shares owned by Intasys.

(7) Mr. Lu is a director of Manitex, which owns 4,284,441 Exchangeable shares. Mr. Lu disclaims beneficial ownership of the Exchangeable Shares owned by Manitex.

(8) Represents 3,333 shares of Common Stock that would be beneficially owned by Mr. Clayton upon exchange of 3,333 Exchangeable Shares issuable upon exercise of an option granted to Mr. Clayton by TEC.com.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in "Item 1. Description of Business/History of the Company" is incorporated herein by reference.

During fiscal 2000, the Company expensed a total of $233,052 in interest on convertible debentures and advances, and management fees to both Intasys and

Manitex. Advances from these companies at December 31, 2000 totalled $1,145,570. Included in accounts payable is $91,152 owed to Intasys.

The Company paid a fee of $200,000 to Consultants Alconsultex Inc. to provide bridge financing and backstopping to the Company's financing activities. Consultants Alconsultex Inc. is 100% owned by a family member of Mr. Lu.

The Company incurred $92,400 in expenses for Internet services provided by Mamma.com Inc. ("Mamma.com"), an affiliated company due to the mutual ownership interest held by Intasys. At December 31, 2000, the Company has a recorded liability to Mamma.com $28,600 for these services and is currently contesting this payable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit 3.1 Articles of Incorporation - Incorporated by reference to Exhibit 3.1 to Form 10-SB dated August 2, 1999.

Exhibit 3.2*              Restated and Amended By-laws.

Exhibit 4.1 Share Exchange Agreement made October 10, 2000 among the Company, TEC.com., 3786137 Canada Inc., Manitex, Intasys and Don Lobley - Incorporated by reference to
                          Exhibit 2.1 to Current Report on Form 8-K dated November 9, 2000.

Exhibit 4.2 Support Agreement made October 10, 2000 among the Company, 3786137 Canada Inc. and TEC.com. - Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated November 9, 2000.

Exhibit 4.3 Voting Agreement made October 10, 2000 among the Company, TEC.com. and 3786137 Canada Inc. - Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K dated November 9, 2000.


Exhibit 10.2*             Stock Option Incentive Plan of the Company.

Exhibit 21*               List of Subsidiaries of the Company.

----------------------------------

* Filed herewith.

(b) Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated November 9, 2000 (the "November 9, 2000 Current Report"), reporting under Item 1. Change in Control of Company and Item 2. Acquisition or Disposition of Assets - the Transactions. The

Company amended the November 9, 2000 Current Report and filed a Form 8-K/A dated
February   2,   2001,   to   provide   the    financial    statements   of   Tec
TechnologyEvaluation.com Inc. as of December 31, 2000.

[The remainder of this page was intentionally left blank.]

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Tece, Inc.

April 11, 2001                        By:  /s/ Andre Telmosse
                                           -----------------------------------
                                           Andre Telmosse
                                           Director and Chief Executive Officer


                                POWER OF ATTORNEY

TECE, Inc. and each of the undersigned do hereby appoint Mr. Andre Telmosse, its or his true and lawful attorney to execute on behalf of TECE, Inc. and the undersigned any and all amendments to the Annual Report on Form 10-KSB and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                               Title                         Date

   /s/ Andre Telmosse            Chief Executive Officer         April 11, 2001
------------------------
       Andre Telmosse

   /s/ Michael Clayton           Chief Financial Officer         April 11, 2001
------------------------         and Chief Accounting Officer
       Michael Clayton

   /s/ Claude Forget             Chairman                        April 11, 2001
------------------------
       Claude Forget

   /s/ Steve Saviuk              Director                        April 11, 2001
------------------------
       Steve Saviuk

   /s/ Guy Faure                 Director                        April 11, 2001
------------------------
       Guy Faure

   /s/ Louis Lu                  Director                        April 11, 2001
------------------------
       Louis Lu

                                 Director
------------------------
Philip W. Roizin

TECE, INC.
(FORMERLY TEC TECHNOLOGYEVALUATION.COM CORPORATION)

Consolidated Financial Statements

DECEMBER 31, 2000 AND 1999
(expressed in U.S. dollars)

INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS OF
TECE, INC.


We have audited the consolidated balance sheets of TECE, INC. (formerly TEC TechnologyEvaluation.Com Corporation) as at December 31, 2000 and 1999 and the consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

These financial statements have been prepared on a going concern basis, which assumes the realization of assets and the liquidation of liabilities in the normal course of business. As discussed in note 1 to the consolidated financial statements, the Corporation has suffered recurring losses which raise substantial doubt about its ability to continue as a going concern. The Corporation's future is dependent on obtaining the necessary financing to complete its projects, to market its technology and upon future profitable operations and steps taken by its shareholders, and on the ability of the Corporation to generate cash flow from operations and other measures to eliminate the deficit. In its business plan, the Corporation anticipates the need to raise additional capital. These financial statements do not give effect to any adjustments which could be necessary should the Corporation be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business, and at amounts different from those reflected in the accompanying financial statements.


/s/PricewaterhouseCoopers LLP
------------------------------


CHARTERED ACCOUNTANTS

Montreal, Quebec, Canada
March 2, 2001

TECE, INC.
(FORMERLY TEC TECHNOLOGYEVALUATION.COM CORPORATION)
Consolidated Balance Sheets

AS AT DECEMBER 31
--------------------------------------------------------------------------------
(expressed in U.S. dollars)


                                                                                   2000            1999
                                                                                    $                $

ASSETS

CURRENT ASSETS
Cash .....................................................................     1,921,483        143,543
Accounts receivable (note 7) .............................................       545,436        107,891
Tax credits receivable ...................................................       232,749        163,991
Prepaid expenses .........................................................       122,253         64,407
                                                                              -------------------------

                                                                               2,821,921        479,832

FIXED ASSETS (note 8) ....................................................       146,990        198,209

OTHER ASSETS .............................................................         7,600          9,017
                                                                              -------------------------

                                                                               2,976,511        687,058
                                                                              -------------------------

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities (note 9) ........................     1,056,062        432,085
Notes payable (note 10) ..................................................          --        1,007,451
Deferred revenue .........................................................       131,463           --
Current portion of long-term debt (note 11) ..............................        47,381         16,108
                                                                              -------------------------

                                                                               1,234,906      1,455,644
                                                                              -------------------------

LONG-TERM DEBT (note 11) .................................................       121,472        175,429

ADVANCES FROM MANITEX CAPITAL INC. (note 12) .............................       800,629      1,034,093

ADVANCES FROM INTASYS CORPORATION (note 13) ..............................       344,941

CONVERTIBLE DEBENTURES (note 14) .........................................     1,792,835      1,738,057
                                                                              -------------------------

                                                                               3,059,877      2,947,579
                                                                              -------------------------

COMMITMENTS (note 17)

REDEEMABLE PREFERRED SHARES (4,000,000 Class A preferred shares issued and
      outstanding; December 31, 1999 - 4,000,000) (note 15) ..............     2,046,508      2,046,508
                                                                              -------------------------

SHAREHOLDERS' EQUITY (DEFICIENCY)

EXCESS OF DEFICIT OVER SHARE CAPITAL
Capital stock (note 16)
      22,363,140 (December 31, 1999 - 17,806,588) common shares issued
           and outstanding ...............................................     5,084,859      3,813,000
Deferred stock-based compensation ........................................       (74,487)      (165,500)
Additional paid-in capital ...............................................     6,718,478        248,250
Accumulated other comprehensive income (loss) ............................       227,324        (89,045)
Accumulated deficit ......................................................   (15,320,954)    (9,569,378)
                                                                              -------------------------

                                                                              (3,364,780)    (5,762,673)
                                                                              -------------------------

                                                                               2,976,511        687,058
                                                                              =========================

   The accompanying notes are an integral part of these financial statements.

TECE, INC.
(FORMERLY TEC TECHNOLOGYEVALUATION.COM CORPORATION)
Consolidated Statements
FOR THE YEARS ENDED DECEMBER 31
--------------------------------------------------------------------------------
(expressed in U.S. dollars)


                                                                                 2000               1999                 1998
                                                                                    $                   $                  $
REVENUES
Consulting revenue                                                             739,109            357,845             33,322
Web advertising revenue                                                        238,241                  -                  -
Licencing revenue from software sales                                            1,221             13,424             75,842
                                                                      ---------------------------------------------------------

                                                                               978,571            371,269            109,164
                                                                      ---------------------------------------------------------

EXPENSES
Selling and administrative (including stock-based compensation expense
      (recovery) of $(1,019,250); 1999 - $2,533,040; 1998 -
      $1,151,752)                                                            4,193,983          5,786,624          1,817,254
Research and development, net of tax credits                                    91,062             29,004                 44
Amortization of other assets                                                     8,145              9,899              5,132
Depreciation of fixed assets                                                    67,183             19,361             13,680
                                                                      ---------------------------------------------------------

                                                                             4,360,373          5,844,888          1,836,110
                                                                      ---------------------------------------------------------

OPERATING LOSS                                                              (3,381,802)        (5,473,619)        (1,726,946)
                                                                      ---------------------------------------------------------

OTHER INCOME (EXPENSES)
Interest income                                                                  2,776             40,367                391
Finance fee expense                                                             (1,836)           (96,011)           (39,357)
Interest expense (including beneficial conversion feature on
      convertible debentures of $2,571,429 (note 14))                       (2,902,499)          (220,650)           (67,331)
Recapitalization expense                                                      (407,659)                 -                  -
Foreign exchange gain (loss)                                                  (247,295)            60,387                 15
                                                                      ---------------------------------------------------------

                                                                            (3,556,513)          (215,907)          (106,282)
                                                                      ---------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                         (6,938,315)        (5,689,526)        (1,833,228)

INCOME TAX RECOVERY                                                                  -             61,381            753,000
                                                                      ---------------------------------------------------------

NET LOSS FOR THE YEAR FROM CONTINUING OPERATIONS BEFORE
      EXTRAORDINARY GAIN                                                    (6,938,315)        (5,628,145)        (1,080,228)

DISCONTINUED OPERATIONS
Loss from discontinued operations                                                    -                  -           (223,215)
Gain on disposal of UTTC United Tri-Tech Corporation ("UTTC") - net
      of tax of $753,000 (note 5)                                                    -                  -          1,479,273
                                                                      ---------------------------------------------------------

NET LOSS FOR THE YEAR BEFORE EXTRAORDINARY GAIN                             (6,938,315)        (5,628,145)           175,830

EXTRAORDINARY GAIN ON SETTLEMENT OF DEBT, net of tax of $7,811                       -             15,161                  -
                                                                      ---------------------------------------------------------

NET INCOME (LOSS) FOR THE YEAR                                              (6,938,315)        (5,612,984)           175,830
                                                                      ---------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                         6,996,809          3,788,107          4,719,398
                                                                      ---------------------------------------------------------

INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED FROM:
Continuing operations before extraordinary gain                                  (0.99)             (1.48)             (0.23)
Discontinued operations                                                              -                  -               0.27
                                                                      ---------------------------------------------------------

Net income (loss) before extraordinary gain                                      (0.99)             (1.48)              0.04
Extraordinary gain                                                                   -                  -                  -
                                                                      ---------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE                                               (0.99)             (1.48)              0.04
                                                                      =========================================================

   The accompanying notes are an integral part of these financial statements.

TECE, INC.
(FORMERLY TEC TECHNOLOGYEVALUATION.COM CORPORATION)
Consolidated Statements of Shareholders' Equity (Deficiency)

FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------
(expressed in U.S. dollars)


                                                                                                               3786137 Canada Inc.
                                                                                                                  (exchangeable
                                               TEC.com Class A/Class A-1          TEC.com common                  - note 16)(1)
                                               -------------------------    --------------------------       ----------------------

                                                                                                                Number
                                                  Number of   Value of         Number of       Value of      of shares     Value of
                                              shares issued     shares      shares issued        shares         issued       shares
                                                                     $                                $                           $

BALANCE AT DECEMBER 31, 1997                    1,468,500      919,988

Issuance of Class E shares on acquisition of
   UTTC
Redemption of Class E shares for Class A-1
   shares                                         866,667    1,816,560
Redemption of Class A-1 shares for Class B-1
   and B-2 shares                                (866,667)  (1,816,560)
Redemption of Class B-1 shares for cash
Conversion of obligation into Class A shares       19,100       36,948
Issuance of Class A shares for cash                   100          260
Conversion of Class B-2 shares into Class A
   shares                                         436,167      915,482
Redemption of Class C shares
Acquisition of Class A preferred shares        (1,923,867)  (1,872,678)       10,196,495              1
Acquisition of Class D shares
Acquisition of Class B-1 shares
Common shares issued for cash                                                  9,303,505      4,652,356
Stock-based compensation expense
Excess of consideration issued to parent
   company on acquisition of UTTC over
   carrying amount recorded in accounts of
   parent company (note 4)
Net income for the period
Other comprehensive income
   Foreign currency translation

Comprehensive income
                                              --------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998                            -            -        19,500,000     4,652,357      -           -

Issuance of stock options
Common shares issued for cash                                                    406,010       210,420
Common shares repurchased for cash                                            (2,099,422)   (1,049,777)
Stock-based compensation expense
Net loss for the period
Other comprehensive loss
   Foreign currency translation

Comprehensive loss
                                              --------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999                            -            -       17,806,588      3,813,000      -           -
                                              --------------------------------------------------------------------------------------




                                                      TECE, Inc. common
                                                   ------------------------
                                                                                                                    Accumulated
                                                      Number                     Additional         Deferred              other
                                                   of shares       Value of         paid-in      stock-based      comprehensive
                                                      issued         Shares         capital     compensation      income (loss)
                                                                          $               $                $                 $

BALANCE AT DECEMBER 31, 1997                                                                                             7,997

Issuance of Class E shares on acquisition of
   UTTC
Redemption of Class E shares for Class A-1
   shares
Redemption of Class A-1 shares for Class B-1
   and B-2 shares
Redemption of Class B-1 shares for cash
Conversion of obligation into Class A shares
Issuance of Class A shares for cash
Conversion of Class B-2 shares into Class A
   shares
Redemption of Class C shares
Acquisition of Class A preferred shares
Acquisition of Class D shares
Acquisition of Class B-1 shares
Common shares issued for cash                                                                     (4,651,752)
Stock-based compensation expense                                                                   1,151,752
Excess of consideration issued to parent
   company on acquisition of UTTC over
   carrying amount recorded in accounts of
   parent company (note 4)
Net income for the period
Other comprehensive income
   Foreign currency translation                                                                                        19,814

Comprehensive income
                                              --------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998                   -       -                              (3,500,000)                      27,811

Issuance of stock options                                            248,250            (248,250)
Common shares issued for cash
Common shares repurchased for cash                                                     1,049,710
Stock-based compensation expense                                                       2,533,040
Net loss for the period
Other comprehensive loss
   Foreign currency translation                                                                                      (116,856)

Comprehensive loss
                                              --------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999                   -       -            248,250             (165,500)                     (89,045)
                                              --------------------------------------------------------------------------------------




                                                                                                Redeemable preferred
                                                                                                  shares (note 15)
                                                                                            ----------------------------
                                                                               Total
                                                                       shareholders'
                                                    Accumulated               equity           Number of        Value of
                                                        deficit         (deficiency)       shares issued          shares
                                                              $                    $                                   $

BALANCE AT DECEMBER 31, 1997                         (1,789,148)            (861,163)          6,478,092         110,253

Issuance of Class E shares on acquisition of
   UTTC                                                                                        2,600,000       1,816,560
Redemption of Class E shares for Class A-1
   shares                                                                  1,816,560          (2,600,000)     (1,816,560)
Redemption of Class A-1 shares for Class B-1
   and B-2 shares                                                         (1,816,560)          2,600,000       1,816,560
Redemption of Class B-1 shares for cash                                                       (1,200,000)       (837,404)
Conversion of obligation into Class A shares                                  36,948
Issuance of Class A shares for cash                                              260
Conversion of Class B-2 shares into Class A
   shares                                                                    915,482          (1,308,500)       (915,162)
Redemption of Class C shares                                                                  (6,462,992)           (417)
Acquisition of Class A preferred shares                                   (1,872,677)          4,000,000       2,046,508
Acquisition of Class D shares                                                                    (15,100)       (109,836)
Acquisition of Class B-1 shares                                                                  (91,500)        (63,994)
Common shares issued for cash                                                    604
Stock-based compensation expense                                           1,151,752
Excess of consideration issued to parent
   company on acquisition of UTTC over
   carrying amount recorded in accounts of
   parent company (note 4)                            (2,343,076)         (2,343,076)
Net income for the period                                175,830             175,830
Other comprehensive income
   Foreign currency translation                                               19,814
                                                                         -----------
Comprehensive income                                                         195,644
                                              ---------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998                   -      (3,956,394)         (2,776,226)         4,000,000        2,046,508

Issuance of stock options
Common shares issued for cash                                                210,420
Common shares repurchased for cash                                              (67)
Stock-based compensation expense                                          2,533,040
Net loss for the period                               (5,612,984)        (5,612,984)
Other comprehensive loss
   Foreign currency translation                                            (116,856)
                                                                         --------------
Comprehensive loss                                                       (5,729,840)
                                              ---------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999                   -     (9,569,378)         (5,762,673)         4,000,000        2,046,508
                                              ---------------------------------------------------------------------------


(1) As explained in note 16, these shares are considered as common shares and are therefore included in the calculation of earnings per share.


                                                                                                               3786137 Canada Inc.
                                                                                                                  (exchangeable
                                               TEC.com Class A/Class A-1          TEC.com common                  - note 16)(1)
                                               -------------------------    --------------------------       ----------------------

                                                                                                                Number
                                                  Number of   Value of         Number of       Value of      of shares     Value of
                                              shares issued     shares      shares issued        shares         issued       shares
                                                                     $                                $                           $



BALANCE AT DECEMBER 31, 1999                              -          -
                                                                               17,806,588     3,813,000              -            -
Issuance of stock options
Forfeited stock options
Common shares issued upon exercise of
      stock options                                                              130,004         20,934
Common shares issued for cash                                                    897,402        251,360
Common shares repurchased for cash                                            (2,040,000)    (1,020,000)
US$ debentures with accrued interest                                                                           7,467,053   3,136,162
      transferred to 3786137 Canada Inc. (see
      note 16xvii) for further details)
Shares held by Majority TEC.com Shareholders
      converted into exchangeable
      Shares of 3786137                                                       (8,772,790)    (1,878,555)       4,386,395   1,878,555
CA$ convertible debenture with accrued
      interest transferred to 3786137 Canada
      Inc. (see note 16xvii) for further
      details)                                                                                                    59,692      59,692
Minority interest resulting from reverse
      take-over                                                               (8,021,204)    (1,186,739)
Stock-based compensation costs
Beneficial conversion feature on convertible
      debentures
Net loss for the period
Other comprehensive income
      Foreign currency translation

Comprehensive income
                                              --------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000                              -          -                -              -       11,913,140    5,074,409
                                              --------------------------------------------------------------------------------------





                                                         TECE, Inc. common
                                                      ------------------------
                                                                                                                       Accumulated
                                                         Number                     Additional         Deferred              other
                                                      of shares       Value of         paid-in      stock-based      comprehensive
                                                         issued         Shares         capital     compensation      income (loss)
                                                                             $               $                $                 $

BALANCE AT DECEMBER 31, 1999
                                                              -              -         248,250        (165,500)           (89,045)
Issuance of stock options                                                               64,500         (12,000)
Forfeited stock options                                                               (155,250)        103,500
Common shares issued upon exercise of
      stock options
Common shares issued for cash                        10,450,000         10,450       3,989,549
Common shares repurchased for cash                                                                   1,019,513
US$ debentures with accrued interest
      transferred to 3786137 Canada Inc. (see
      note 16xvii) for further details)
Shares held by Majority TEC.com Shareholders
      converted into exchangeable
      Shares in 3786137
CA$ convertible debenture with accrued
      interest transferred to 3786137 Canada
      Inc. (see note 16xvii) for further
      details)
Minority interest resulting from reverse
      take-over                                                                        1,186,739
Stock-based compensation costs                                  (1,020,000)
Beneficial conversion feature on convertible
      debentures                                   2,571,429
Net loss for the period                                                               (6,938,315)
Other comprehensive income
      Foreign currency translation                                          316,369

Comprehensive income
                                              --------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000                  10,450  6,718,478      (74,487)    227,324  (15,320,954)
                                              --------------------------------------------------------------------------------------




                                                                                             Redeemable preferred
                                                                                               shares (note 15)
                                                                                         ----------------------------
                                                                            Total
                                                                    shareholders'
                                                 Accumulated               equity           Number of        Value of
                                                     deficit         (deficiency)       shares issued          shares
                                                           $                    $                                   $


BALANCE AT DECEMBER 31, 1999
                                                  (9,569,378)          (5,762,673)          4,000,000       2,046,508
Issuance of stock options                                                  52,500
Forfeited stock options                                                   (51,750)
Common shares issued upon exercise of
      stock options                                                        20,934
Common shares issued for cash                                           4,251,359
Common shares repurchased for cash                                           (487)
US$ debentures with accrued interest                                    3,136,162
      transferred to 3786137 Canada Inc. (see
      note 16xvii) for further details)
Shares held by Majority TEC.com Shareholders
      converted into exchangeable
      Shares in 3786137
CA$ convertible debenture with accrued
      interest transferred to 3786137 Canada
      Inc. (see note 16xvii) for further
      details)                                                             59,692
Minority interest resulting from reverse
      take-over
Stock-based compensation costs                                         (1,020,000)
Beneficial conversion feature on convertible
      debentures                                                        2,571,429
Net loss for the period                                                (6,938,315)
Other comprehensive income
      Foreign currency translation                                        316,369
                                                                      -----------
Comprehensive income                                                   (6,621,946)
                                              -----------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000                                             (3,364,780)          4,000,000     2,046,508
                                              -----------------------------------------------------------------------

(1) As explained in note 16, these shares are considered as common shares and are therefore included in the calculations of earnings per share.


TECE, INC.
(FORMERLY TEC TECHNOLOGYEVALUATION.COM CORPORATION)
Consolidated Statements of Cash Flows
For the years ended December 31
-------------------------------------------------------------------------------------------------------------------

(expressed in U.S. dollars)


                                                                         2000          1999            1998
                                                                           $            $                $
CASH FLOWS PROVIDED BY (USED IN)

OPERATING ACTIVITIES
Net income (loss) for the year ....................................   (6,938,315)   (5,612,984)      175,830
Adjustments for
      Loss from discontinued operations ...........................         --            --         223,215
      Gain on disposal of UTTC ....................................         --            --      (1,479,273)
      Gain on settlement of debt ..................................         --         (22,972)         --
      Depreciation of fixed assets ................................       67,183        19,361        13,680
      Amortization of other assets ................................        8,145         9,899         5,132
      Accrued interest on convertible debentures ..................      297,041       160,153         2,022
      Stock-based compensation expense ............................   (1,019,250)    2,533,040     1,151,752
      Beneficial conversion feature on convertible debentures .....    2,571,429
      Deferred income taxes on gain on disposal of UTTC ...........         --            --        (753,000)
      Increase in advances from Intasys Corporation ...............       94,941          --            --
Change in non-cash operating working capital items
      Accounts and other receivables ..............................     (445,780)      (76,824)       29,816
      Tax credits receivable ......................................      (75,616)       60,465         9,115
      Prepaid expenses ............................................      (60,831)      (56,854)       16,581
      Accounts payable and accrued liabilities ....................      778,957        72,253        34,714
                                                                    ----------------------------------------

                                                                      (4,722,096)   (2,914,463)     (570,416)
                                                                    ----------------------------------------

FINANCING ACTIVITIES
Settlement of debt ................................................         --         (13,460)         --
Proceeds from issuance of convertible debentures ..................    1,625,000       985,982       542,513
Proceeds from long-term debt ......................................         --          58,639        70,138
Repayment of long-term debt .......................................      (15,651)      (57,549)      (85,737)
Net proceeds from issuance of common shares .......................    4,251,359       210,353           604
Proceeds from issuance of common shares upon exercise of stock
      options .....................................................       20,934
Proceeds from issuance of notes payable (Intasys) .................      250,000       980,566          --
Proceeds from (repayments of) advances from Manitex Capital Inc. ..      171,791       635,863      (541,366)
Repurchase of common shares .......................................         (487)
Issuance of Class A shares ........................................         --            --             260
Repayment of note payable .........................................         --            --        (978,148)
Redemption of Class B-1 shares ....................................         --            --        (837,404)
Redemption of Class C shares ......................................         --            --            (417)
                                                                    ----------------------------------------
                                                                       6,302,946     2,800,394    (1,829,557)
                                                                    ----------------------------------------

INVESTING ACTIVITIES
Additions to patents ..............................................       (1,089)      (11,599)       (2,438)
Additions to fixed assets, net of investment tax credits of nil
      (1999 - $127,282; 1998 - $6,395) ............................      (44,206)     (182,738)       (6,395)
Decrease in due from Arlington 1993 and Company Limited Partnership         --            --         101,128
Proceeds on disposal of UTTC ......................................         --            --       2,794,708
                                                                    ----------------------------------------
                                                                         (45,295)     (194,337)    2,887,003
                                                                    ----------------------------------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH ...................      242,385        27,809       (65,818)
                                                                    ----------------------------------------

INCREASE (DECREASE) IN CASH .......................................    1,777,940      (280,597)      421,212

CASH - BEGINNING OF YEAR ..........................................      143,543       424,140         2,928
                                                                    ----------------------------------------

CASH - END OF YEAR ................................................    1,921,483       143,543       424,140
                                                                    ----------------------------------------

SUPPLEMENTARY INFORMATION (note 20)

The accompanying notes are an integral part of these financial statements.

TECE, INC.
(FORMERLY TEC TECHNOLOGYEVALUATION.COM CORPORATION)
Notes to Consolidated Financial Statements

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND 1998
--------------------------------------------------------------------------------

(expressed in U.S. dollars)


1        RECAPITALIZATION AND GOING CONCERN

         a) On November 9, 2000, TECE, Inc. (formerly Internet Food Company, Inc.), a Nevada corporation, acquired through its wholly owned subsidiary, 3786137 Canada Inc. ("3786137"), 8,772,790 common shares of TEC TechnologyEvaluation.Com Corporation ("TEC.com) representing 52.2% of the outstanding common shares of TEC.com. In addition, 3786137 acquired U.S. dollar debentures and Canadian dollar debentures of TEC.com from their holders. The common shares and debentures were exchanged for 11,913,140 Class A Preferred Shares of 3786137 (the "Exchangeable Shares") that are exchangeable into TECE, Inc. ("TECE") common shares (see note 14). The common shares and debentures of TEC.com were acquired from Manitex Capital Inc. ("Manitex"), Intasys Corporation ("Intasys") and Mr. Don Lobley ("Lobley"), collectively referred to as the "Majority TEC.com Shareholders."

              For accounting purposes, the acquistion has been treated as a recapitalization of TEC.com with TECE and the issuance of shares to the shareholders of TECE for an amount equivalent to the par value of TECE shares. The historical financial statements prior to November 9, 2000 are those of TEC.com. Pro forma financial information has not been presented since the combination is not a business combination. The transaction costs have been charged to the statement of loss since the cash held by TECE was minimal.

              The 11,913,140 Exchangeable Shares are considered in substance to be equal to TECE common shares and consequently are included in the calculation of the total issued and outstanding shares of TECE, as that number is used for earnings per share and shareholders' equity presentation.

              TEC.com (formerly Arlingsoft Corporation) was incorporated on November 13, 1998 to acquire all of the issued and outstanding shares of Arlington Software Corporation and Technology Evaluation Center, Incorporated (formerly Arlington Software Inc.) TEC.com, Arlington Software Corporation and Technology Evaluation Centre, Incorporated were entities under common control and consequently this combination was accounted for in a manner similar to a pooling of interests (note 4).

              On January 24, 2001, TECE and 3786137 made an offer to the other Canadian shareholders and debenture holders of TEC.com to exchange their common shares and debentures for Exchangeable Shares on the same terms and conditions as offered to the Majority TEC.com Shareholders. Subsequent to December 31, 2000, the Corporation successfully concluded its secondary offering to the Canadian minority security holders for the exchange of their interest in TEC.com for Exchangeable Shares on the same terms and conditions as those offered to and accepted by the Majority TEC.com Shareholders as identified above. As at December 31, 2000, the common shares of TEC.com held by the minority shareholders have been classified as minority interest at a value of nil representing the minority's interest in the equity of TEC.com and the debentures of TEC.com have been classified as liabilities.

TECE, INC.
(FORMERLY TEC TECHNOLOGYEVALUATION.COM CORPORATION)
Notes to Consolidated Financial Statements

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND 1998
--------------------------------------------------------------------------------

(expressed in U.S. dollars)


         b) The accompanying financial statements have been prepared using United States generally accepted accounting principles applicable to a going concern. The use of such principles may not be appropriate because, as of December 31, 2000, there was significant doubt that the Corporation would be able to continue as a going concern.

              For the year ended December 31, 2000, the Corporation had a loss of $6.9 million and an acccumulated deficit of $15.3 million.

              Management has undertaken to significantly reduce costs through a series of actions including but not limited to: the reduction in U.S. operating expenses by way of lowering headcount, entering into negotiations to sublet its U.S. facility and move into smaller premises and eliminating all web promotional costs.

              Although there is no assurance that the Corporation will be successful in these actions, management is confident that it will be able improve the cash generated from operations and secure the necessary financing to enable it to continue as a going concern. Accordingly, these financial statements do not reflect adjustments to the carrying value of assets and liabilities, the reported revenues and expenses and balance sheet classifications used that would be necessary if the going concern assumption were not appropriate. Such adjustments could be material.


2        NATURE OF OPERATIONS

         The Corporation's mission is to improve the process of reaching procurement decisions in the information technology (IT) industry. Management believes that this objective can be achieved through the provision of consulting and selection services using the Corporation's patented technology, the publication of research on IT issues and the sale or licencing of the Corporation's software. The Corporation generates revenue from its consulting practice, advertising banners placed on its web site on behalf of vendors in the IT industry, and the licencing and sale of its decision support software.


3        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the following significant accounting policies.

         a)   Principles of consolidation

              The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, 3786137 Canada Inc., TEC TechnologyEvaluation.Com Corporation, Arlington Software Corporation and Technology Evaluation Center, Incorporated. All intercompany balances and transactions have been eliminated on consolidation.

TECE, INC.
(FORMERLY TEC TECHNOLOGYEVALUATION.COM CORPORATION)
Notes to Consolidated Financial Statements

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND 1998
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

         b)   Fixed assets

              Fixed assets are recorded at cost less applicable tax credits. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets at the following annual rates:

                Computer equipment                           20%
                Furniture and fixtures                       20%
                Office equipment                         33-1/3%
                Leasehold improvements             Term of lease

         c)     Other assets

                Intangible assets consist of patents which are recorded at cost. Amortization is provided on a straight-line basis over the estimated useful lives of the assets at an annual rate of 33-1/3%. The capitalized amount with respect to patents relates to direct costs incurred in connection with securing the patents.

         d)     Revenue recognition

                The Corporation derives revenue from providing consulting services. Consulting services which are performed under separate service agreements are recognized as the services are performed. Amounts received in advance of performance of the services are included in deferred revenue and recognized as revenue when the services are performed.

                In addition, during the year, the Corporation began selling advertising space on its web site to both advertising agencies and corporate customers. This represented a new source of revenue that was not available in prior fiscal years.

                Web advertising revenues are recognized in accordance with Statement of Position ("SOP") 99-17. These revenues are recognized from advertising delivered on the Corporation's web site at an agreed rate per thousand impressions delivered, or based on user clicks which trigger the display of advertising banners. Revenues from advertising arrangements are recognized as the impressions required by the advertising contracts are delivered or as clicks resulting in the display of advertising banners occur. Revenues are received in cash.

                The Corporation also derives revenue from the licencing of its software and related services, which include implementation and integration services, technical services and training. Revenue from licence fees are recognized in accordance with SOP 97-02. These revenues are recognized for the various contract elements based on vendor-specific objective evidence of the fair value for each element.

                Revenue from licence fees is recognized in income upon receipt of an unconditional order under a licence agreement and delivery of the software provided there are no significant remaining vendor obligations, the fee is fixed or determinable, and collection of the sale proceeds is reasonably assured.

TECE, INC.
(FORMERLY TEC TECHNOLOGYEVALUATION.COM CORPORATION)
Notes to Consolidated Financial Statements

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND 1998
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

         e)     Research and development expenses

                Research and development costs are charged to expense as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires capitalization of certain computer software development costs incurred after technological feasibility is established. The Corporation's software development costs through December 31, 2000 have been incurred principally prior to the establishment of technological feasibility and subsequent to the general release of the product in conjunction with the development of maintenance upgrades.

         f)     Stock-based compensation costs

                The Corporation maintains a stock-based compensation plan whereby stock options are issued to employees. The plan is described in note 16. The Corporation accounts for stock-based compensation using the intrinsic value method as set out in APB 25, "Accounting for Stock Options Issued to Employees", and related interpretations. Intrinsic value is measured as being the excess of the fair value of the stock at date of grant over the exercise price. In accordance with SFAS No. 123 "Accounting for Stock-based Compensation", the Corporation provides pro forma disclosures of net income (loss) and net income (loss) per common share as if the fair value base method of accounting has been used.

         g)     Use of estimates

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

         h)     Foreign currency translation

                The Corporation's financial statements are presented in U.S. dollars; however, the functional currency is the Canadian dollar. Accordingly, the financial statements of the Corporation are translated from the functional currency into the reporting currency using the current rate method. Under this method, assets and liabilities are translated at the exchange rate in effect at the balance sheet date, capital stock transactions are translated at the exchange rates in effect on the dates of the respective transactions, and revenue and expenses are translated using the weighted average exchange rate for the reporting period. All gains and losses arising from translation of the financial statements into the reporting currency are included in accumulated other comprehensive income (loss). Accumulated other comprehensive income (loss), and changes therein, arise solely from the application of this transaction method.

TECE, INC.
(FORMERLY TEC TECHNOLOGYEVALUATION.COM CORPORATION)
Notes to Consolidated Financial Statements

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND 1998
--------------------------------------------------------------------------------

(expressed in U.S. dollars)


         i)     Foreign currency transactions

                Transactions denominated in currencies other than the functional currency are measured and recorded in the functional currency at the exchange rate in effect on the date of the respective transactions. At each balance sheet date, monetary items denominated in currencies other than the functional currency are revalued using the exchange rate in effect at the date of the balance sheet. Any gains and losses arising on revaluation are included in the statement of operations for the period.

         j)     Net income (loss) per common share

                Net income (loss) per common share is computed under SFAS No. 128, "Earnings Per Share". Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common shares outstanding. The weighted average number of common shares outstanding reflects the exchange of shares and convertible debentures held by the Majority TEC.com Shareholders as described in note 16 (xvii). Diluted net income (loss) per share does not differ from basic net income (loss) per common share since potential common shares from conversion of convertible debentures, stock options and warrants and outstanding shares of common stock subject to repurchase, are anti-dilutive for all periods presented.

         k)     Impairment of long-lived assets

                In accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", the Corporation reviews the carrying value of its long-lived assets, including goodwill associated with assets acquired in a purchase business combination, when events or changes in circumstances indicate that the carrying value may not be recoverable. If this review indicates that the carrying amounts of the assets and goodwill, where applicable, will not be recoverable, as determined based on estimated undiscounted cash flows, an impairment loss is recorded. Impairment losses, if any, are measured as the excess of the carrying values over the fair values of the related assets.

         l)     Income taxes

                The Corporation provides for income taxes using the liability method of tax allocation. Under this method, deferred income tax assets and liabilities are determined based on deductible or taxable temporary differences between financial statement values and tax values of assets and liabilities using enacted income tax rates expected to be in effect for the year in which the differences are expected to reverse.

                The Corporation establishes a valuation allowance against deferred income tax assets if, based on available information, it is more likely than not that some or all of the deferred income tax assets will not be realized.

TECE, INC.
(FORMERLY TEC TECHNOLOGYEVALUATION.COM CORPORATION)
Notes to Consolidated Financial Statements

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND 1998
--------------------------------------------------------------------------------

(expressed in U.S. dollars)


         m)     Tax credits

                Until November 9, 2000, the Corporation was entitled to scientific research and experimental development ("SR&ED") tax credits granted by the Canadian Federal government ("Federal") and the government of the Province of Quebec ("Provincial"). Federal SR&ED tax credits, which were refundable within certain limits, were earned on qualified Canadian SR&ED expenditures at a rate of 35%. Provincial SR&ED tax credits, which were also refundable within certain limits, were earned on qualified SR&ED salaries in the Province of Quebec at a rate of 40%.

                SR&ED and other tax credits are accounted for as a reduction of the related assets or costs. As a result of the exchange of shares, as described in note 1, as at November 9, 2000 the Corporation is no longer considered a Canadian controlled private corporation ("CCPC"), as that term is defined in the Canadian Income Tax Act, and consequently has lost the refundable nature of the Federal credits and will only be able to apply these to offset Federal income taxes otherwise payable. Furthermore, the tax credits, both Federal and Provincial, will be reduced to 20% of eligible expenditures.

         n)     Web site development costs

                The Corporation accounts for costs incurred for the development of its web site in accordance with Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs". All costs incurred during the planning stage of the development are expensed. All substantial costs related to application and infrastructure development were incurred prior to June 30, 2000 and were expensed. All such costs incurred subsequent to June 30, 2000 are capitalized. Costs to operate the web site are generally expensed as incurred.


4     COMBINATION OF ENTITIES UNDER COMMON CONTROL

      On November 18, 1998, the Corporation acquired all of the issued and outstanding share capital of Arlington Software Corporation in exchange for common shares and Class A preferred shares (see notes 15 and 16). In addition, the Corporation also acquired all of the issued and outstanding shares of Technology Evaluation Center, Incorporated (formerly Arlington Software Inc.), a Delaware company held by Arlington Software Corporation, for US$100. Because these transactions involved companies under common control, they were accounted for in a manner similar to a pooling of interests. Accordingly, the consolidated financial statements of the Corporation reflect the assets and liabilities of Arlington Software Corporation and Technology Evaluation Center, Incorporated at their net book value and include, for all periods presented, the combined results of operations of the Corporation, Arlington Software Corporation and Technology Evaluation Center, Incorporated.

TECE, INC.
(FORMERLY TEC TECHNOLOGYEVALUATION.COM CORPORATION)
Notes to Consolidated Financial Statements

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND 1998
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

      The combined companies' net assets as at November 17, 1998 are as follows:

                                                                    Technology
                                               Arlington            Evaluation
                                                Software               Center,
                                             Corporation          Incorporated           Eliminations                  Total
                                                       $                     $                      $                      $

           Total assets                          296,507                    100                      -               296,607
           Total liabilities                     829,551                      -                      -               829,551
                                        ---------------------------------------------------------------------------------------

           Net assets                           (533,044)                   100                      -              (532,944)
                                        ---------------------------------------------------------------------------------------

5        ACQUISITION AND DISPOSITION OF UTTC UNITED TRI-TECH CORPORATION

         a) In 1998, the Corporation acquired a 55% share interest in UTTC United Tri-Tech Corporation ("UTTC") from its then parent company, Manitex Capital Inc., for a total consideration of $2,794,708. The Corporation issued a promissory note of $978,148 and 2,600,000 newly issued Class E shares with a fair market value of $1,816,560 as consideration for the acquisition. Because the transaction involved companies under common control, it was accounted for in a manner similar to a pooling of interests. The amount of $2,343,076 representing the difference between the net investment of $451,632 and the consideration paid of $2,794,708 was charged to accumulated deficit.

              For income tax purposes, the parties elected to apply the rollover provisions available under the relevant income tax legislation to the transaction.

         b) Also in 1998, all of the Corporation's share interest in UTTC was sold for a cash consideration of $2,794,708. The gain on disposal of $2,232,273 (net of tax of $753,000) as well as the results of operations of UTTC have been reclassified as discontinued operations.


6        EXTRAORDINARY GAIN ON SETTLEMENT OF DEBT

         In 1999, a debt of $35,369 was settled in its entirety for an amount of $13,460. The difference between the settlement amount and the carrying value was recorded as a gain on settlement of debt.


7        ACCOUNTS RECEIVABLE

                                                                                         DECEMBER 31,           DECEMBER 31,
                                                                                                 2000               19992000
                                                                                                    $                      $
      Trade (allowance for doubtful accounts: December 31, 2000 -
           $15,000; 1999 - nil)                                                                477,430                71,201
      Sales tax receivable                                                                      68,006                34,607
      Other                                                                                          -                 2,083
                                                                                      -----------------------------------------

                                                                                               545,436               107,891
                                                                                      -----------------------------------------


8        FIXED ASSETS

                                                                                                           DECEMBER 31, 2000
                                                               ----------------------------------------------------------------

                                                                                          ACCUMULATED
                                                                          COST           DEPRECIATION                    NET
                                                                             $                      $                      $

      Computer equipment                                                 76,143                 66,043                10,100
      Furniture and fixtures                                            103,625                 26,891                76,734
      Office equipment                                                   50,354                 22,710                27,644
      Leasehold improvements                                             49,598                 17,086                32,512
                                                               ----------------------------------------------------------------

                                                                        279,720                132,730               146,990
                                                               ----------------------------------------------------------------

                                                                                                       DECEMBER 31, 1999
                                                               ----------------------------------------------------------------

                                                                                          ACCUMULATED
                                                                          COST           DEPRECIATION                    NET
                                                                             $                      $                      $

      Computer equipment                                                 66,971                 54,007                12,964
      Furniture and fixtures                                             93,012                  7,589                85,423
      Office equipment                                                   61,078                  5,767                55,311
      Leasehold improvements                                             45,783                  1,272                44,511
                                                               ----------------------------------------------------------------

                                                                        266,844                 68,635               198,209
                                                               ----------------------------------------------------------------

TECE, INC.
(FORMERLY TEC TECHNOLOGYEVALUATION.COM CORPORATION)
Notes to Consolidated Financial Statements

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND 1998
--------------------------------------------------------------------------------

(expressed in U.S. dollars)


9        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                                    DECEMBER 31, 2000  DECEMBER 31, 19992000
                                                                                                    $                      $

      Accounts payable                                                                         489,050               291,567
      Accrued salaries                                                                         206,483                84,293
      Accrued liabilities                                                                      231,777                56,225
      Accounts payable to a related party (refer to note 19)                                   128,752                     -
                                                                                      -----------------------------------------

                                                                                             1,056,062               432,085
                                                                                      -----------------------------------------


10    NOTES PAYABLE

      The notes payable as at December 31, 1999 bore interest at 6%. On March 30, 2000, these notes were exchanged for secured debentures in the same amount (see note 14).


11    LONG-TERM DEBT

                                                                                          DECEMBER 31,          DECEMBER 31,
                                                                                                  2000                  1999
                                                                                                     $                     $

      Loan from a Canadian provincial government agency (2000 - CA$61,995;  1999
           - CA$85,244),  bearing  interest at its weekly term rate, with a lien providing a first ranking charge on all present and future assets,
           repayable in 32 monthly instalments of $1,292                                        41,344               59,061
      Repayable contribution from a Canadian federal government agency (2000 -
           CA$191,200;  1999 - CA$191,200),  non-interest bearing,  repayable in four annual  instalments  beginning 24 months after completion of the project.
           The debt is unsecured                                                               127,509              132,476
                                                                                      -----------------------------------------

                                                                                               168,853              191,537

      Less: Current portion                                                                     47,381               16,108
                                                                                      -----------------------------------------

                                                                                               121,472              175,429
                                                                                      -----------------------------------------

TECE, INC.
(FORMERLY TEC TECHNOLOGYEVALUATION.COM CORPORATION)
Notes to Consolidated Financial Statements

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND 1998
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

         Principal repayments on long-term debt for the next five years are as follows:

                                                              $

           2001                                          47,381
           2002                                          47,381
           2003                                          42,213
           2004                                          31,877
           2005                                               -
                                                        -------

                                                        168,852
                                                        -------

12   ADVANCES FROM MANITEX CAPITAL INC.

     The advances from Manitex Capital Inc., a shareholder, include a CA$200,000 promissory note that bears interest at a rate of 12% per annum The remaining advances are non-interest bearing, whereas in 1999, all advances bore interest at 12%. The advances have been classified as long-term as Manitex Capital Inc. has agreed not to demand repayment of the CA$200,000 note prior to January 1, 2002 and furthermore has signed an agreement in principle to convert the remaining advances into a convertible debenture.


13   ADVANCES FROM INTASYS CORPORATION

     The advances from Intasys Corporation, a shareholder, are non-interest bearing. The advances have been classified as long-term because Intasys Corporation has agreed not to demand repayment prior to January 1, 2002 and has signed an agreement in principle to convert a portion into convertible debentures.


14   CONVERTIBLE DEBENTURES

                                                                    DECEMBER 31,         DECEMBER 31,
                                                                         2000               1999
                                                                            $                      $
     Principal
          Denominated in Canadian dollars (CA$1,182,500;
             December 31, 1999 - CA$1,257,500)                        788,596               871,267
          Denominated in U.S. dollars                                 700,000               700,000
                                                                   ------------------------------------

                                                                     1,488,596             1,571,267
     Accrued interest                                                  304,239               166,790
                                                                   ------------------------------------

                                                                     1,792,835             1,738,057
                                                                   ------------------------------------

TECE, INC.
(FORMERLY TEC TECHNOLOGYEVALUATION.COM CORPORATION)
Notes to Consolidated Financial Statements

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND 1998
--------------------------------------------------------------------------------

(expressed in U.S. dollars)


      The convertible debentures bear interest at a rate of 12% per annum and are repayable in full on December 31, 2003. In the event that in any fiscal year consolidated earnings before income taxes, depreciation and amortization (EBITDA) are below US$1,000,000, then interest payable on the outstanding principal is accrued and capitalized. If EBITDA is in excess of US$1,000,000, 20% of EBITDA shall be used to pay the interest on the outstanding principal. At December 31, 2000, the total interest due on the convertible debentures in the amount of $304,239 (December 31, 1999 - $166,790) was accrued and capitalized.

      The convertible debentures are convertible at the option of the holder at any time prior to maturity into common shares of TEC.com at a conversion price of US$0.50 (CA$0.77) per share in the event that (i) the Corporation attains net revenues of US$25,000,000 in any given fiscal year, (ii) completes a private placement for an aggregate amount of US$2,000,000 and at a price per common share in excess of US$1.50, or (iii) the Corporation proceeds with a public offering. Subsequent to December 31, 2000, with the exception of $125,000, these convertible debentures were transferred to 3786137 in exchange for Exchangeable Shares.

      During the year, a total of $3,000,000 convertible debentures (convertible at US$0.21 per share into common shares of TEC.com) were issued through an exchange of notes payable and advances, and contribution of cash as explained in note 16(xvi). Based on the terms for the conversion, there was an intrinsic value associated with the beneficial conversion feature of $2,571,429 which was recorded as an interest expense in the year 2000. As a result of the November 9, 2000 transaction, as described in note 1, these convertible debentures were transferred to 3786137 in exchange for Exchangeable Shares.


15    REDEEMABLE PREFERRED SHARES

      Authorized - Unlimited number of
           Class A preferred shares, non-voting, entitled to a fixed, annual, non-cumulative dividend of 3%, redeemable at the option of the Corporation or the holder at any time for the fair equivalent of money that the Corporation would have received if such shares had been issued for money upon the occurrence of the following events:

                    o   a public offering of the securities of TEC.com; and
                    o a sale or liquidation of all or substantially all of the assets of the Corporation or its subsidiaries.

           Since redemption is not anticipated, there has been no accretion on these shares.

           Class B preferred  shares,  voting,  redeemable  at the option of the
                Corporation or the holder for the amount paid thereon beginning five years subsequent to the date of issuance of such Class B preferred shares, convertible into common shares on a share-for-share basis
            Voting Class B shares,  redeemable  at the fair market  value of the consideration received
            Non-voting  Class B-1  shares,  entitled  to monthly  non-cumulative dividends of 1/4 of 1%, redeemable at the option of the Corporation or the holder at the consideration paid thereon
            Non-voting  Class B-2  shares,  entitled  to monthly  non-cumulative dividends of 1/4 of 1%, convertible into Class A shares on the basis of one Class A share for every three Class B-2 shares so converted, redeemable at the option of the Corporation or the holder at the consideration paid thereon

TECE, INC.
(FORMERLY TEC TECHNOLOGYEVALUATION.COM CORPORATION)
Notes to Consolidated Financial Statements

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND 1998
--------------------------------------------------------------------------------

(expressed in U.S. dollars)


           Voting Class C shares, 10%  non-cumulative,  redeemable at the option of the Corporation at the fair market value of the consideration received
           Non-voting  Class  D  shares,  10%  non-cumulative,   redeemable  and
                retractable at the option of the Corporation or holder at the fair market value of the consideration received
           Voting Class E shares, 10% non-cumulative, redeemable and retractable at the option of the Corporation or holder at the fair market value of the consideration received
           Non-voting Class F shares, 10% non-cumulative and redeemable at the option of the Corporation at the fair market value of the consideration received


16       CAPITAL STOCK

         a)  Authorized
                50,000,000 Common shares

             Arlington Software Corporation (Arlington) had the following share capital transactions during fiscal 1998:

               i) 2,600,000 Class E shares with a fair value of $1,816,560 were issued to Arlington's then parent company (Manitex Capital Inc.) as partial consideration for the acquisition of UTTC;

               ii) Arlington repurchased the 2,600,000 Class E shares held by its then parent company in consideration for 866,667 Class A-1 shares with a value of $1,816,560;

              iii)  The 866,667  Class A-1 shares were  redeemed  for  1,291,500
                    Class B-1 shares with a value of $901,398 and 1,308,500 Class B-2 shares with a value of $915,162;

              iv) Arlington redeemed 1,200,000 Class B-1 shares held by its then parent company for a cash consideration of $837,404;

               v) The Corporation's Class B-2 shares were converted into 436,167 Class A shares (one Class A share for every three Class B-2 shares);

              vi) Arlington issued 19,100 Class A shares as settlement for obligations with a fair value of $36,948;

             vii) Arlington issued 100 Class A shares for a cash consideration of $260;

            viii) The Corporation redeemed 6,462,999 Class C shares for a cash consideration of $417.

TECE, INC.
(FORMERLY TEC TECHNOLOGYEVALUATION.COM CORPORATION)
Notes to Consolidated Financial Statements

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND 1998
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

           The   following   share    transactions    occurred   following   the
           reorganization at November 18, 1998 (note 4):

              ix) The Corporation acquired 1,923,867 Class A shares of Arlington Software Corporation (being all of the issued and outstanding Class A shares) for a consideration consisting of 10,196,495 and 3,841,750 of the Corporation's common shares and Class A preferred shares, respectively. Because this transaction involved companies under common control, the value attributed to the preferred shares issued by the Corporation was the carrying amount recorded in the accounts of Arlington. The common shares were attributed a nominal value;

               x) The Corporation acquired 15,100 Class D shares and 91,500 Class B-1 shares of Arlington (being all of the issued and outstanding Class D and Class B-1 shares) for a consideration consisting of 98,250 and 60,000 of the Corporation's Class A preferred shares. Because this transaction involved companies under common control, the value attributed to the preferred shares issued by the Corporation was the carrying amount recorded in the accounts of Arlington;

              xi) The Corporation issued 9,303,505 common shares for a cash consideration of $604. The fair value of these shares was $0.50 each. Of these shares issued, 8,000,000 were restricted for one year, which resulted in $500,000 recorded at December 31, 1998 as a stock-based compensation expense and deferred stock-based compensation amounted to $3,500,000.

                    1,303,505 shares were issued to employees at a nominal value; therefore a stock-based compensation expense of $651,752 was recorded at December 31, 1998;

           Year ended December 31, 1999:

             xii) The Corporation issued 406,010 common shares for a cash consideration of $210,420;

            xiii) The Corporation repurchased 2,099,422 common shares (under an employee stock purchase plan) for a cash consideration of $2. The excess of the book value of the common shares ($69) over the purchase price has been credited to paid-in capital. In addition, stock-based compensation was credited in the amount of $131,213 to reverse the related stock-based compensation originally recorded in 1998.

           Year ended December 31, 2000:

             xiv) The Corporation repurchased 2,040,000 common shares (under an employee stock purchase plan from shareholders for a total cash consideration of $487 (CA$711). Stock-based compensation in the amount of $1,020,000 was credited to reverse the related stock-based compensation originally recorded in 1998 and 1999.

              xv) The Corporation issued 1,027,406 common shares for a total consideration of $272,293 (CA$411,686).

TECE, INC.
(FORMERLY TEC TECHNOLOGYEVALUATION.COM CORPORATION)
Notes to Consolidated Financial Statements

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND 1998
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

             xvi) On March 30, 2000, TEC.com raised $3,000,000 through a private placement of 6% secured debentures, convertible at a price of US$0.21 per share into common shares of TEC.com. This transaction with related parties was completed on realization of the following:

                           Total consideration on exchange of existing debt               1,375,000

                           Cash from Intasys Corporation                                  1,625,000
                                                                                          ----------

                           Convertible debentures issued                                  3,000,000
                                                                                          ----------

                           Accrued interest                                                 136,162
                                                                                          ==========

                           Convertible debentures with capitalized interest              $3,136,162
                                                                                         ===========


                    There was an intrinsic value associated with a beneficial conversion feature of $2,571,429 which was recorded as an interest expense in the year 2000.

             xvii) On November 9, 2000, the $3,136,162 convertible debentures were transferred to 3786137 in exchange for 7,467,052 Exchangeable Shares. Additionally, the $59,692 Canadian dollar convertible debenture was transferred to 3786137 in exchange for 59,692 Exchangeable Shares.

                    Furthermore,  the  8,772,790  shares  held  by the  Majority
                    TEC.com    Shareholders   were   exchanged   for   4,386,395
                    Exchangeable Shares.

                    In accordance with the Support Agreement, the Share Exchange Agreement and the Exchange and Voting Agreement, these Exchangeable Shares contain all the same rights and privileges as TECE common shares in as much as their holders are entitled to vote, receive dividends and have the same liquidation privileges. Accordingly, the Exchangeable Shares are considered in substance to be equal to TECE common shares and consequently are included in the calculation of the total issued and outstanding shares of TECE, as that number is used for earnings per share and shareholders' equity presentation. Furthermore, the Corporation has placed a sufficient number of these shares with the Trustee, as defined in the above agreements, to meet its obligation to exchange the Exchangeable Shares for TECE common shares.

                    The Corporation, concurrent with the closing of the transactions as itemized in note 1, completed a private placement yielding gross proceeds of US$4,000,000 in which it issued an aggregate of 1,000,000 units. Each unit includes one share of TECE common stock and one warrant. Each warrant entitles its holder to acquire one share of TECE common stock at a price of US$5.00 on or before September 30, 2002 and the value ascribed to these warrants is nominal.

TECE, INC.
(FORMERLY TEC TECHNOLOGYEVALUATION.COM CORPORATION)
Notes to Consolidated Financial Statements

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND 1998
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

        b) Share option plan

           Under an existing share option plan, the Corporation may grant options to purchase TEC.com common shares to key employees and directors. The terms, number of common shares covered by each option as well as the permitted frequency of the exercise of such options will be determined by the Board of Directors. As a result of the November 9, 2000 transaction, as described in note 1, the Board of Directors agreed to limit the maximum number of TEC.com shares available under this plan to 525,000, this being the options outstanding at that date. Options expire on the earlier of ten years from the date of grant or on the date of the employee's termination. All future options will be issued under a new plan developed subsequent to year-end as described in note 24(a).

TECE, INC.
(FORMERLY TEC TECHNOLOGYEVALUATION.COM CORPORATION)
Notes to Consolidated Financial Statements

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND 1998
--------------------------------------------------------------------------------

(expressed in U.S. dollars)


           Changes in outstanding options during the year were as follows:

                                                                                                            WEIGHTED AVERAGE
                                                                 EXERCISE PRICE            NUMBER OF          EXERCISE PRICE
                                                                            US$              OPTIONS                     US$

                Options outstanding, January 1, 1999                          -                     -                       -
                Granted                                                    0.20               827,500                    0.20
                Exercised                                                     -                     -                       -
                Cancelled                                                     -                     -                       -
                                                             ------------------------------------------------------------------
                Options outstanding, December 31, 1999                     0.20               827,500                    0.20
                                                             ------------------------------------------------------------------

                Granted at $0.20                                           0.20               215,000                    0.20
                Granted at $0.50                                           0.50                55,000                    0.50
                Exercised at $0.20                                         0.20              (130,004)                   0.20
                Forfeited                                                  0.20              (517,500)                   0.20
                                                             ------------------------------------------------------------------

                Options outstanding,
                      December 31, 2000                                                       449,996                    0.24
                                                             ------------------------------------------------------------------

                                                                           0.20               394,996
                                                                           0.50                55,000
                                                             ------------------------------------------------------------------

                                                                                              449,996
                                                             ------------------------------------------------------------------
                Options exercisable,
                      December 31, 2000                                     0.20              109,996                    0.20
                                                             ------------------------------------------------------------------

                Options exercisable, December 31, 1999                     0.20               231,652                    0.20
                                                             ==================================================================

                Weighted average remaining contractual
                      life (years) as at December 31, 2000                 0.20               394,996                     8.5
                                                                           0.50                55,000                     9.5
                Weighted average fair value of options
                      granted in 2000                                                                                    0.50
                                                                                                          =====================

           Compensation expense has been recognized for the Corporation's stock incentive plan under APB 25 in the amount of $750 (1999 - $82,750). Deferred stock-based compensation amounted to $74,487. For purposes of the SFAS No. 123 pro forma disclosure below, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost for the Corporation's stock options been recognized based on the fair value at the grant date for awards during fiscal 2000 and 1999 consistent with the provisions of SFAS No. 123, the Corporation's net loss would have been increased to the pro forma amounts indicated below.

TECE, INC.
(FORMERLY TEC TECHNOLOGYEVALUATION.COM CORPORATION)
Notes to Consolidated Financial Statements

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND 1998
--------------------------------------------------------------------------------

(expressed in U.S. dollars)


                                                                                       DECEMBER 31,             DECEMBER 31,
                                                                                               2000                 19992000
                                                                                                  $                        $

                Net income (loss) - as reported                                           (6,938,315)              (5,612,984)
                Net income (loss) - pro forma                                             (6,989,872)              (5,662,609)
                Net loss per common share (basic and diluted) - as reported                    (0.99)                   (1.48)
                Net loss per common share (basic and diluted) - pro forma                      (1.00)                   (1.49)

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in fiscal 2000: dividend yield of 0%; volatility - 100% (1999 - nil); risk-free interest rate of 6%; and expected lives of approximately 3.5 years.


17       COMMITMENTS

      The Corporation is committed to minimum payments under operating leases for its premises approximately as follows:

                                                    $

           2001                                237,424
           2002                                156,899
           2003                                 37,208
           2004                                 37,208
           2005                                 37,208
                                               -------

                                               505,947
                                               =======


18       INCOME TAXES

      The Corporation and its Canadian subsidiary have accumulated operating losses and scientific research and development expenditures available to reduce future years' taxable income and accumulated investment tax credits available to reduce future years' income taxes payable.

TECE, INC.
(FORMERLY TEC TECHNOLOGYEVALUATION.COM CORPORATION)
Notes to Consolidated Financial Statements

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND 1998
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

      These income tax benefits expire as follows:

                                                                                                     SCIENTIFIC RESEARCH AND
                                                                             INVESTMENT             EXPERIMENTAL DEVELOPMENT
                                                            OPERATING        TAX CREDIT                         EXPENDITURES
                                    ------------------------------------ -----------------  -----------------------------------

                                           FEDERAL             QUEBEC           FEDERAL            FEDERAL            QUEBEC
                                                 $                  $                 $                  $                 $

           2002                             278,000                  -             2,500                  -                 -
           2003                                   -                  -             3,000                  -                 -
           2004                                   -                  -               400                  -                 -
           2005                             568,000                  -             3,000                  -                 -
           2006                             139,000            135,000             3,800                  -                 -
           2007                             516,000            516,000                 -                  -                 -
           2008                                   -                  -               600                  -                 -
           2009                                                                    1,300
           2010
           Indefinitely                           -                  -                 -            466,000           293,000
                                    -------------------------------------------------------------------------------------------

                                          1,501,000            651,000            14,600            466,000           293,000
                                    ===========================================================================================

      In addition, the Corporation's U.S. subsidiary has operating losses for income tax purposes available to reduce future years' taxable income in the amount of approximately US$6,000,000. These losses expire in 2021.

                                                                         DECEMBER 31,        DECEMBER 31,       DECEMBER 31,
                                                                                 2000            19992000           19982000
                                                                                    $                   $                  $

           Deferred income tax assets
                Accumulated research and development expenses                  157,000            106,035            306,264
                Operating loss carryforwards in Canada                         478,000            388,039            387,810
                Operating loss carryforwards in the United States            1,500,000            600,000                  -
                Tax credits                                                      4,000              5,928             15,000
                                                                      ---------------------------------------------------------

           Total deferred tax assets                                         2,139,000          1,100,002            709,074
           Valuation allowance                                              (2,139,000)        (1,100,002)          (709,074)
                                                                      ---------------------------------------------------------

           Net deferred tax assets                                                   -                  -                  -

           Deferred tax liabilities                                                  -                  -                  -
                                                                      ---------------------------------------------------------

           Net deferred tax assets                                                   -                  -                  -
                                                                      =========================================================

TECE, INC.
(FORMERLY TEC TECHNOLOGYEVALUATION.COM CORPORATION)
Notes to Consolidated Financial Statements

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND 1998
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

      The reconciliation of the income tax provision calculated using the Canadian federal and provincial statutory income tax rates to the recovery for income taxes per the financial statements is as follows:

                                                                      DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                                                              2000             19992000             19982000
                                                                                 %                    %                    %

           Income taxes at combined Canadian federal and
                provincial statutory tax rate (on continuing
                operations)                                                    (38)                  (38)                 (38)
           Difference in statutory tax rate of U.S. subsidiary                    9                    6                    -
           Effect of non-deductible expenses (stock-based
                compensation and accretion on convertible
                debentures)                                                       9                   17                   24
           Change in valuation allowance                                         20                   15                  (27)
           Recovery on Quebec credit for losses                                   -                   (1)                   -
                                                                 --------------------------------------------------------------

           Effective tax rate                                                     -                   (1)                 (41)
                                                                 ==============================================================

      The recovery for 1999 consists of an accelerated recovery of operating losses for provincial tax purposes.


19       RELATED PARTY TRANSACTIONS

      Included in the statement of operations, balance sheet and statement of shareholders' equity are the following related party transactions:

                                                                                                                DECEMBER 31,
                                                                                                                        2000
                               ----------------------------------------------------------------------------------------------
                                                                         RECAPITALI-
                                INTEREST        MANAGE-    INTERNET       ZATION      EXPENSES      ACCOUNTS        ADVANCES
                                 EXPENSE       MENT FEE   SERVICES        EXPENSE     INCURRED       PAYABLE          FROM
                                       $             $             $             $            $             $               $

           Intasys Corporation   107,087        55,464             -             -        61,326        91,152       344,941
           Manitex Capital
                Inc.              43,572        26,929             -             -           627             -       800,629
           Mamma.com (1)               -             -        92,400             -             -        28,600             -
           Consultants
              Alconsultex (2)          -             -             -       200,000             -             -             -
                               ------------------------------------------------------------------------------------------------

                                 150,659        82,393        92,400       200,000        61,953       119,752     1,145,570
                               ================================================================================================

      (1) Mamma.com is affliated with TECE because Intasys Corporation is a significant investor in the company.
      (2) Consultants Alconsultex is 100% owned by a family member of a director of TECE.

TECE, INC.
(FORMERLY TEC TECHNOLOGYEVALUATION.COM CORPORATION)
Notes to Consolidated Financial Statements

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND 1998
--------------------------------------------------------------------------------

(expressed in U.S. dollars)


                                                                           DECEMBER 31,
                                                                                   1999
                                               ----------------------------------------

                                                INTEREST EXPENSE         MANAGEMENT FEE
                                                               $                      $

      Intasys Corporation                                  7,379                      -
      Manitex Capital Inc.                                45,830                 52,313
                                               ----------------------------------------

                                                          53,209                 52,313
                                               ----------------------------------------

                                                                           DECEMBER 31,
                                                                                   1998
                                               -----------------------------------------

                                                INTEREST EXPENSE         MANAGEMENT FEE
                                                               $                      $

      Intasys Corporation                                      -                       -
      Manitex Capital Inc.                                35,207                  75,593
                                               -----------------------------------------

                                                          35,207                  75,593
                                               =========================================

      These transactions occurred in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.


20       SUPPLEMENTAL DISCLOSURE TO CASH FLOW STATEMENT


                                  DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                          2000                 1999                 1998
                                             $                    $                    $

      Cash paid for:
           Interest                      26,130              7,882                112,164
           Income taxes                       -                  -                      -

--------------------------------------------------------------------------------

(expressed in U.S. dollars)


21       FINANCIAL INSTRUMENTS

     a)  Fair values

         The Corporation has determined that the carrying values of its short-term financial assets and liabilities approximate their fair values due to the short-term maturity of those instruments. The carrying value of the long-term debt is not materially different from its fair value based on the current market rates of interest available to the Corporation for the same or similar instrument. Due to the fact that the advances from Manitex Capital Inc. and the advances from Intasys Corporation have no specified terms of repayment and are payable to related parties, the fair values of such advances cannot be determined.

     b)  Credit risk

         Credit risk results from the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract. Financial instruments that potentially subject the Corporation to credit risk consist principally of accounts receivable. There have been no significant credit losses.

     c)  Interest rate risk

         As at December 31, 2000, the Corporation's exposure to interest rate risk is as follows:

          Cash                                                  Variable rate
          Accounts and other receivables                 Non-interest bearing
          Income and tax credits receivable              Non-interest bearing
          Accounts payable and accrued liabilities       Non-interest bearing
          Notes payable                               As described in note 10
          Long-term debt                              As described in note 11
          Advances from Manitex Capital Inc.          As described in note 12
          Advances from Intasys Corporation           As described in note 13
          Convertible debentures                      As described in note 14


22       NEW ACCOUNTING STANDARDS

         In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The standard, which must be applied prospectively, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have any material impact on the Corporation's financial statements.

         In September 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140, which replaces SFAS No. 125, revises the accounting standards for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures. SFAS No. 140 is effective for securitizations and other transfers occurring after March 31, 2001. The Corporation expects the impacts of this new standard to be insignificant.

TECE, INC.
(FORMERLY TEC TECHNOLOGYEVALUATION.COM CORPORATION)
Notes to Consolidated Financial Statements

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND 1998
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

23       SEGMENT INFORMATION

         Management has organized the Corporation under one reportable segment, that being the consulting, research, licence revenue and related services. Substantially all of the Corporation's long-lived assets are located in Canada and the United States.

         The   summary  of  revenue  by   geographic   location   in  which  the
         Corporation's customers are located is as follows:


                                  DECEMBER 31,         DECEMBER 31,           DECEMBER 31,
                                          2000                 1999                   1998
                                             $                    $                      $

           United States                936,086              207,173               65,355
           Canada                        42,485              159,155               32,171
           Other                              -                4,941               11,638
                                  -----------------------------------------------------------
                                        978,571              371,269              109,164
                                  -----------------------------------------------------------

         During the year ended December 31, 2000, there were three customers from which 10% or more of the Corporation's total revenues were derived; A, B and C, accounting for 18%, 14% and 13% of total revenue, respectively. During the year ended December 31, 1999, there were also three customers from which 10% or more of the Corporation's total revenues were derived; D, E and F, accounting for 15%, 32% and 20% of total revenue, respectively. During the year ended December 31, 1998, there were no customers from which 10% or more of the Corporation's total revenues were derived.

         The summary of long-lived assets by geographic location is as follows:

                                  DECEMBER 31,         DECEMBER 31,           DECEMBER 31,
                                          2000                 1999                   1998
                                             $                    $                      $

           United States                140,220              181,773                      -
           Canada                         6,770               16,436                 28,039
                                  -----------------------------------------------------------

                                        146,990              198,209                 28,039
                                  ===========================================================

TECE, INC.
(FORMERLY TEC TECHNOLOGYEVALUATION.COM CORPORATION)
Notes to Consolidated Financial Statements

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND 1998
--------------------------------------------------------------------------------

(expressed in U.S. dollars)


24   SUBSEQUENT EVENTS

     a) The Board of Directors approved the creation of an additional stock option plan whereby 3,000,000 shares would be set aside for issuance to key employees, directors and consultants. Subsequent to the creation of this plan, the Corporation has granted 2,005,000 stock options at a price of US$0.75. These options vest over two- and three-year periods for directors and employees respectively.

    b) Effective February 15, 2001, the Corporation repurchased 4 million common shares of TEC.com for $114,000. The repurchase of these shares, had it happened at December 31, 2000, would have no impact on the issued and outstanding common shares used in the calculation of both the basic and fully diluted earnings (loss) per share as presented in these financial statements.

    c) As at February 28, 2001, the Corporation successfully concluded its secondary offering to the Canadian minority security holders for the exchange of their interest in TEC.com for Exchangeable Shares on the same terms and conditions as those offered to and accepted by the Majority TEC.com Shareholders.