Form 10-Q
period 2001-03-31
TECE INC
filed 2001-05-15
CIK 1069488

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended:             March 31, 2001
                                       -----------------------------------------

/  /    TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from                         to
                                      -------------------------  ---------------

Commission File Number: 0-30170
                        -------------

                                   TECE, INC.
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

           NEVADA                                           88-0390657
        -----------                                        ------------
      (State or other jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                   Identification No.)

           740 ST. MAURICE, SUITE 410, MONTREAL, QUEBEC, CANADA H3C 1L5
           ------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (514) 954-3665
                 -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
                      -------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check  whether the issuer (1) has filed all reports to be filed by section 13 or
15(d) of the Exchange Act during the past 12 months (or for such shorter  period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

                               APPLICABLE ONLY TO CORPORATE ISSUER

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest  practicable date:  25,665,757 shares of Common Stock as of May 11, 2001.

Transitional Small Business Disclosure Format (check one): / / Yes  /X/ No

                                   TECE, INC.

                                   FORM 10-QSB

                                      INDEX

PART I.   FINANCIAL INFORMATION                                                      PAGE
                                                                                     ----

Item 1.   Financial Statements

          Interim Consolidated Balance Sheet
          as at March 31, 2001 (unaudited) and December 31, 2000 (audited)...........  3

          Interim Consolidated Statement of Loss
          for the three-month periods ended March 31, 2000 and 2001 (unaudited)......  4

          Interim Consolidated Statement of Shareholder's Equity (Deficiency)
          for the three-month period ended March 31, 2001 (unaudited)................  5

          Interim Consolidated Statements of Cash Flows

PART II.  OTHER INFORMATION

PART I    FINANCIAL INFORMATION

TECE, INC.
(formerly TEC TechnologyEvaluation.Com Corporation)
Interim Consolidated Balance Sheet as at March 31, 2001 and December 31, 2000
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                                 As at            As at
                                                                             March 31,     December 31,
                                                                                  2001             2000
                                                                                     $                $
                                                                           (unaudited)        (audited)
ASSETS

CURRENT ASSETS
Cash                                                                           820,718      1,921,483
Accounts receivable                                                            381,627        545,436
Tax credits receivable                                                         221,410        232,749
Prepaid expenses                                                               108,552        122,253
                                                                            -------------------------

                                                                             1,532,307      2,821,921

FIXED ASSETS                                                                   123,355        146,990

OTHER ASSETS                                                                     6,453          7,600
                                                                            -------------------------

                                                                             1,662,115      2,976,511
                                                                            =========================

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                       692,680      1,056,062
Deferred revenue                                                                46,722        131,463
Current portion of long-term debt                                               45,073         47,381
                                                                            -------------------------

                                                                               784,475      1,234,906
                                                                            -------------------------

LONG-TERM DEBT                                                                  81,542        121,472

ADVANCES FROM MANITEX CAPITAL INC                                              782,232        800,629

ADVANCES FROM INTASYS CORPORATION                                              340,315        344,941

CONVERTIBLE DEBENTURES                                                         147,060      1,792,835
                                                                            -------------------------

                                                                             1,351,149      3,059,877
                                                                            -------------------------

REDEEMABLE PREFERRED SHARES (4,000,000 Class "A" preferred shares,
        December 31, 2000 - 4,000,000) issued and outstanding                2,046,508      2,046,508
                                                                            -------------------------

SHAREHOLDERS' EQUITY (DEFICIENCY)

EXCESS OF DEFICIT OVER SHARE CAPITAL
Capital stock
        25,665,757 (December 31, 2000 - 22,357,811) common shares issued
            and outstanding                                                  6,722,260      5,084,859
Deferred stock-based compensation                                              (47,883)       (74,487)
Additional paid-in capital                                                   6,594,248      6,718,478
Accumulated other comprehensive income                                         266,907        227,324
Accumulated deficit                                                        (16,055,549)   (15,320,954)
                                                                           --------------------------

                                                                            (2,520,017)    (3,364,780)
                                                                           --------------------------

                                                                             1,662,115      2,976,511
                                                                           ==========================

TECE, INC.
(formerly TEC TechnologyEvaluation.Com Corporation)
Interim Consolidated Statement of Loss
For the three-month periods ended March 31, 2001 and 2000
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                                  2001            2000
                                                                                     $               $
                                                                           (unaudited)     (unaudited)

REVENUE
Consulting fees                                                                389,703         25,778
Web advertising revenue                                                         38,085         54,000
Software sales                                                                  10,447           --
                                                                           --------------------------

                                                                               438,235         79,778
                                                                           --------------------------

EXPENSES
Selling and administrative (including stock-based compensation expense
     of $16,375; 2000 - $6,063)                                              1,070,617      1,612,782
Research and development, net of tax credits                                    70,627         17,338
Amortization of other assets                                                       800          3,347
Depreciation of fixed assets                                                    16,996         17,336
                                                                           --------------------------

                                                                             1,159,040      1,650,803
                                                                           --------------------------

OPERATING LOSS                                                                (720,805)    (1,571,025)
                                                                           --------------------------

OTHER INCOME (EXPENSES)
Interest income                                                                    316            361
Finance fee expense                                                               --           (4,128)
Interest expense (including beneficial conversion feature on convertible
    debentures of nil; 2000 -$2,571,429)                                       (12,142)    (2,664,805)
Foreign exchange gain (loss)                                                    (1,964)         4,922
                                                                           --------------------------

                                                                               (13,790)    (2,663,650)
                                                                           --------------------------

NET LOSS FOR THE PERIOD                                                       (734,595)    (4,234,675)
                                                                           ==========================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                    23,460,460      3,872,692
                                                                           ==========================

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                                     (0.03)         (1.09)
                                                                           ==========================

TECE, INC.
(formerly TEC TechnologyEvaluation.Com Corporation)
Interim Consolidated Statement of Shareholders' Equity (Deficiency)
(Unaudited)

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2001
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                                  3786137 Canada Inc.
                                                           TEC.com common      (exchangeable - see note 1)      TECE, Inc. common
                                                  ---------------------------  --------------------------- ----------------------------

                                                       Number of   Value of      Number of    Value of         Number of    Value of
                                                   shares issued     shares  shares issued      shares     shares issued      shares
                                                                          $                          $                             $

BALANCE AT DECEMBER 31, 2000                               -              -     11,913,140   5,074,409        10,444,671      10,450

Forfeited stock options of TEC.com                         -              -              -           -                 -           -
Expense on remaining TEC.com stock options                 -              -              -           -                 -           -
Common shares of TEC.com repurchased for cash              -              -              -           -                 -           -
US$ convertible debentures with accrued interest
   transferred to 3786137 Canada Inc. (see
   note 4 for further details)                             -              -        546,334     576,930                 -           -
CA$ convertible debentures with accrued interest
   transferred to 3786137 Canada Inc. (see
   note 4 for further details)                             -              -        956,506     936,982                 -           -
US$ debenture with accrued interest converted to
   Tec.com shares                                    246,976        123,488              -           -                 -           -
TEC.com shares transferred to 3786137 Canada Inc.
        (see note 5 for further details)            (246,976)      (123,488)     1,805,106     123,489                 -           -
Stock-based compensation costs                             -              -              -           -                 -           -
Net loss for the period                                    -              -              -           -                 -           -
Other comprehensive income
        Foreign currency translation                       -              -              -           -                 -           -
Comprehensive income                                       -              -              -           -                 -           -
                                                    ---------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2001                                  -              -     15,221,086   6,711,810        10,444,671      10,450
                                                    ---------------------------------------------------------------------------------

                                                                                     Accumulated                            Total
                                                   Additional          Deferred            other                    shareholders'
                                                      paid-in       stock-based    comprehensive      Accumulated          equity
                                                      capital      compensation    income (loss)          deficit    (deficiency)
                                                            $                 $                $                $               $

BALANCE AT DECEMBER 31, 2000                        6,718,478           (74,487)         227,324      (15,320,954)    (3,364,780)

Forfeited stock options of TEC.com                    (10,229)            4,229                -                -         (6,000)
Expense on remaining TEC.com stock options                  -            22,375                -                -         22,375
Common shares of TEC.com repurchased for cash        (114,001)                -                -                -       (114,001)
US$ convertible debentures with accrued interest
   transferred to 3786137 Canada Inc. (see
   note 4 for further details)                              -                 -                -                -        576,930
CA$ convertible debentures with accrued interest
   transferred to 3786137 Canada Inc. (see
   note 4 for further details)                              -                 -                -                -        936,982
US$ debenture with accrued interest converted to
   Tec.com shares                                           -                 -                -                -              -
TEC.com shares transferred to 3786137 Canada Inc.
        (see note 5 for further details)                    -                 -                -                -        123,489
Stock-based compensation costs                              -                 -                -                -              -
Net loss for the period                                     -                 -                -         (734,595)      (734,595)
Other comprehensive income
        Foreign currency translation                        -                 -           39,583                -         39,583
Comprehensive income                                        -                 -                -                -       (695,012)
                                                  ----------------------------------------------------------------------------------

BALANCE AT MARCH 31, 2001                           6,594,248           (47,883)         266,907      (16,055,549)    (2,520,017)
                                                  ----------------------------------------------------------------------------------

                                                           Redeemable preferred shares
                                                         --------------------------------

                                                          Number of           Value of
                                                      shares issued             shares
                                                                                     $

BALANCE AT DECEMBER 31, 2000                              4,000,000          2,046,508

Forfeited stock options of TEC.com                                -                  -
Expense on remaining TEC.com stock options                        -                  -
Common shares of TEC.com repurchased for cash                     -                  -
US$ convertible debentures with accrued interest
   transferred to 3786137 Canada Inc. (see
   note 4 for further details)                                    -                  -
CA$ convertible debentures with accrued interest
   transferred to 3786137 Canada Inc. (see
   note 4 for further details)                                    -                  -
US$ debenture with accrued interest converted to
   Tec.com shares                                                 -                  -
TEC.com shares transferred to 3786137 Canada Inc.
        (see note 5 for further details)                          -                  -
Stock-based compensation costs                                    -                  -
Net loss for the period                                           -                  -
Other comprehensive income
        Foreign currency translation                              -                  -
Comprehensive income                                              -                  -
                                                  -------------------------------------

BALANCE AT MARCH 31, 2001                                 4,000,000          2,046,508
                                                  -------------------------------------

TECE, INC.
(formerly TEC TechnologyEvaluation.Com Corporation)
Interim Consolidated Statement of Cash Flows

For the three-month periods ended March 31, 2001 and 2000
--------------------------------------------------------------------------------

(expressed in U.S. dollars)

                                                                            2001          2000
                                                                               $             $
                                                                     (unaudited)   (unaudited)
Cash flows provided by (used in)

Operating activities
Net loss for the period                                                (734,595)   (4,234,675)
Adjustments for
        Depreciation of fixed assets                                     16,996        17,336
        Depreciation of other assets                                        800         3,347
        Accrued interest on convertible debentures                        9,487        81,889
        Stock-based compensation expense                                 16,375         6,063
        Accretion on convertible debentures                                --       2,571,429
Change in non-cash operating working capital items
        Accounts and other receivables                                  141,591       (16,042)
        Tax credits receivable                                             --         (77,548)
        Prepaid expenses                                                  7,990          (124)
        Accounts payable, accrued liabilities and deferred revenue     (402,649)     (159,731)
                                                                    -------------------------

                                                                       (944,005)   (1,808,056)
                                                                    -------------------------

FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures                           --       1,625,000
Repayment of long-term debt                                             (39,930)       (4,749)
Net proceeds from issuance of common shares                                --          51,359
Repurchase of common shares                                            (114,001)         (352)
                                                                    -------------------------

                                                                       (153,931)    1,671,258
                                                                    -------------------------

INVESTING ACTIVITIES
Additions to other assets                                                  --          (6,966)
Additions to fixed assets                                                  --         (15,840)
                                                                    -------------------------

                                                                           --         (22,806)
                                                                    -------------------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                          (2,829)      158,186
                                                                    -------------------------

DECREASE IN CASH                                                     (1,100,765)       (1,418)

CASH - BEGINNING OF PERIOD                                            1,921,483       143,543
                                                                    -------------------------

CASH - END OF PERIOD                                                    820,718       142,125
                                                                    =========================

TECE, INC.
(formerly TEC TechnologyEvaluation.Com Corporation)
Notes to Interim Consolidated Financial Statements
March 31, 2001
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

1.      BASIS OF PRESENTATION

        The consolidated  financial statements and related notes included herein have been prepared by TECE,  Inc.  without audit,  pursuant to the rules and  regulations  of the  Securities  and  Exchange  Commission.  In the
        opinion of management,  the accompanying  unaudited interim consolidated financial statements contain all adjustments,  consisting of only normal
        recurring  adjustments,   necessary  to  present  fairly  the  financial
        position  of TECE,  Inc.  as at March 31,  2001,  and the results of its operations and its cash flows for the three months ended March 31, 2001.
        All  significant   intercompany  accounts  and  transactions  have  been
        eliminated on  consolidation.  The results of  operations  for the three months  ended  March  31,  2001 are not  necessarily  indicative  of the results that can be expected for the entire fiscal year ending  December
        31, 2001.

        The  15,221,086  Class A Preferred  Shares of 3786137  Canada  Inc.  are
        exchangeable  into TECE,  Inc. and are  considered  to be equal to TECE,
        Inc.  common shares since they share all the same rights and  privileges of  those  shares.  Consequently,  these  shares  are  included  in  the calculation of the total issued and outstanding  shares of TECE, Inc. as that  number is used for  earnings  per share and  shareholders'  equity presentation.

2.      NATURE OF OPERATIONS AND GOING CONCERN

        a)   The  Corporation's  mission is to improve  the  process of reaching procurement decisions in the information  technology (IT) industry.
             Management believes that this objective can be achieved through the provision of  consulting  and  selection  services  using  patented technology,  the  publication of research on IT issues and the sale
             or  licencing  of  our  software.   Accordingly,   the  Corporation
             generates revenue from its consulting practice, advertising banners placed on its web site on behalf of vendors in the IT industry, and the licencing and sale of its decision support software.

        b)   The  accompanying  financial  statements  have been prepared  using
             United States generally accepted accounting  principles  applicable to a  going  concern.  The  use  of  such  principles  may  not  be appropriate  because,  as at March 31, 2001,  there was significant doubt that the  Corporation  would be able to  continue  as a going concern.

             For the period ended March 31, 2001, the  Corporation had a loss of
             $734,595 and an accumulated deficit of $16.1 million.

             Management has undertaken to  significantly  reduce costs through a series of actions  including  but not limited to: the  reduction in
             U.S. operating expenses by way of lowering headcount, entering into negotiations  to sublet  its U.S.  facility  and move into  smaller premises and eliminating all web promotional  costs.  Management is currently  actively  seeking  additional  capital through a private placement of either debt or equity.

TECE, INC.
(formerly TEC TechnologyEvaluation.Com Corporation)
Notes to Interim Consolidated Financial Statements
March 31, 2001
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

             Although  there  is no  assurance  that  the  Corporation  will  be successful in these  actions,  management is confident that it will be able to improve the cash  generated  from  operations and secure the  necessary  financing  to  enable  it to  continue  as a  going concern.  Accordingly,  these  financial  statements do not reflect adjustments  to the carrying value of assets and  liabilities,  the reported  revenues and expenses and balance  sheet  classifications used that would be necessary if the going  concern  assumption  was not  appropriate.  Should it be  determined  that the going concern
             assumption  was  not  appropriate,   these   adjustments  could  be
             material.

3.      SOFTWARE SALES

        Software  sales revenue is  recognized  in accordance  with the American
        Institute of Certified Public Accountants  (AICPA) Statement of Position
        (SOP) 97-2, "Software Revenue Recognition",  and the Securities Exchange
        Commission  (SEC) Staff  Accounting  Bulletin (SAB) 101. The Corporation
        recognizes the revenue from software  sales when the following  criteria are satisfied:

            a)  the fee is fixed or determinable;
            b)  collectibility is probable;
            c)  the  revenue  is not  subject  to  forfeiture,  refund  or other concessions; and
            d)  there is a signed contract.

        Maintenance  and  subscription  revenue is  recognized  ratably over the contract period.  Revenue  attributable to technical support is based on the average sales price of those elements and is recognized ratably on a straight-line basis over the product's life cycle.

4.      CONVERTIBLE DEBENTURES

        In the three-month  period ended March 31, 2001,  $1,263,596 of U.S. and
        Canadian  denominated   debentures  including  accrued  and  capitalized
        interest of $264,250 totalling $1,527,846 were transferred for 1,502,840
        Exchangeable  Preferred  Shares of  3786137  Canada  Inc.  In  addition,
        $100,000  of U.S.  convertible  debentures  and  $17,929 of accrued  and capitalized  interest  were  converted  to  TEC.com  shares  which  were subsequently  transferred for 123,489  Exchangeable  Preferred Shares of
        3786137 Canada Inc.

        As at  March  31,  2001,  the  convertible  debentures  consist  of  the following:

                                                                   $

               12% US$ convertible debentures                125,000
               Accrued and capitalized interest               22,060
                                                             -------
                                                             147,060
                                                             =======

TECE, INC.
(formerly TEC TechnologyEvaluation.Com Corporation)
Notes to Interim Consolidated Financial Statements
March 31, 2001
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

5.      SECONDARY OFFERING TO CANADIAN MINORITY INTEREST

        On  February  28,  2001,  the  Corporation  successfully  concluded  its secondary  offering to the Canadian  minority  security  holders for the exchange of their  interest in TEC.com  for  Exchangeable  Shares on the same  terms and  conditions  as those  offered  to and  accepted  by the
        Majority TEC.com  shareholders.  A portion of Canadian minority security holders held convertible debentures which were exchanged as explained in note 4 and the remaining  Canadian minority security holders were common shareholders  that  exchanged  their  shares of  TEC.com  for  1,681,605
        Exchangeable Shares of 3786137 Canada Inc.

6.      REPURCHASE OF COMMON SHARES OF TEC.COM

        The  Corporation  repurchased  4 million  common  shares of TEC.com  for
        $114,000. The repurchase of these shares had no impact on the issued and outstanding  common shares used in the calculation of both the basic and fully  diluted  net  loss  per  share as  presented  in these  financial statements.

7.      CAPITAL STOCK

        The Board of  Directors  approved the  creation of an  additional  stock option plan under TECE, Inc. whereby 3,000,000 shares would be set aside for  issuance to directors  and key  employees.  The vesting  period for directors  and key employees is two and three years,  respectively.  The terms,  number of common shares  covered by each option,  as well as the permitted  frequency of the exercise of such options will be  determined by the Board of  Directors.  Options  expire on the earlier of ten years from the date of  grant  or on the date of the  employee's  termination.
        Based on the  February  21, 2001  resolution  regarding  the Issuance of
        Stock Options to Directors and Officers of TECE,  Inc., the  Corporation
        has granted 2,005,000 stock options at a price of US$0.75.

TECE, INC.
(formerly TEC TechnologyEvaluation.Com Corporation)
Notes to Interim Consolidated Financial Statements
March 31, 2001
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

        Changes in outstanding options during the three-month period ended March
        31, 2001 for both plans were as follows:

                                                                                                                     Weighted
               TEC.COM                                                        Exercise                                average
                                                                                 price            Number       exercise price
               TEC.com                                                             US$                                    US$

               Options outstanding - December 31, 2000                                           449,996                 0.24
                      Cancelled                                                                   30,000                 0.20
                                                                     -----------------------------------------------------------

               Total options outstanding - March 31, 2001:                                       419,996                 0.24
                                                                     -----------------------------------------------------------

                                                                                   0.20          364,996
                                                                                   0.50           55,000
                                                                     -----------------------------------------------------------

                                                                                                 419,996
                                                                     -----------------------------------------------------------

               Options exercisable - March 31, 2001                                0.20          164,996                 0.20
                                                                     -----------------------------------------------------------

               Weighted average remaining contractual life                         0.20                             8.9 years
                                                                                   0.50                             9.2 years
                                                                     ===========================================================

                                                                                                                     Weighted
                                                                              Exercise                                average
                                                                                 price            Number       exercise price
               TEC.com                                                             US$                                    US$

               Options outstanding - December 31, 2000                                                 -                    -
                      Granted at $0.75                                                         2,005,000                 0.75
               Total options outstanding - March 31, 2001:                                     2,005,000                 0.75
                                                                     ----------------------------------------------------------

               Options exercisable - March 31, 2001                                0.75          465,000                 0.75
                                                                     ----------------------------------------------------------

               Weighted average remaining contractual life                         0.75                             9.9 years
                                                                     ==========================================================

TECE, INC.
(formerly TEC TechnologyEvaluation.Com Corporation)
Notes to Interim Consolidated Financial Statements
March 31, 2001
--------------------------------------------------------------------------------
(expressed in U.S. dollars)

8.      SEGMENT INFORMATION

        Management has organized the Corporation  under one reportable  segment, being the  development  and marketing of software and related  services.
        All of the Corporation's long-lived assets are located in Canada and the
        United States.

        The summary of revenue by geographic location in which the Corporation's customers are located is as follows:

                                              March 31,             March 31,
                                                   2001                  2000
                                                      $                     $

               United States                    415,920                69,000
               Canada                            15,623                10,778
               Other                              6,692                     -
                                             -----------------------------------

                                                438,235                79,778
                                             ===================================

        During the  three-month  period ended March 31,  2001,  there were three customers  from which 10% or more of the  Corporation's  total  revenues were  derived:  A, B and C,  accounting  for  10%,  39% and 11% of total revenue  respectively.  During the  three-month  period  ended March 31,
        2000,  there  were also  three  customers  from which 10% or more of the
        Corporation's  total revenues were derived:  D, E and F,  accounting for
        13%, 13% and 68% of total revenue respectively.

        The summary of long-lived assets by geographic location is as follows:

                                              March 31,         December 31,
                                                   2001                 2000
                                                      $                    $

               United States                    121,112              140,220
               Canada                             2,243                6,770
                                              ----------------------------------

                                                123,355              146,990
                                              ----------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS AND RISK FACTORS

The discussion in this Quarterly Report on Form 10-QSB contains  forward-looking statements that involve risks and  uncertainties.  Our actual results may differ materially from those discussed  herein.  Factors that could cause or contribute to such  differences  include,  but are not limited to,  those  discussed in the section entitled "Risk Factors" of this report, as well as those risks discussed in this section and elsewhere in this report.  We currently  anticipate that our current cash  balances,  together with cash flows from  operations  will only be sufficient  to meet the  anticipated  liquidity  needs for  working  capital and capital  expenditures until June 30, 2001. See "Liquidity and Capital Resources"
and "Risk Factors."

RESULTS OF OPERATIONS

COMPARISON  OF THE THREE  MONTHS  ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED
MARCH 31, 2000

REVENUE

For the three  months  ended  March 31,  2001 we had  revenue  of  $438,235  and generated  a net loss of  $734,595  ($0.03  per  share)  compared  to revenue of
$79,778  and a net loss of  $4,234,675  ($1.09 per  share) for the three  months ended March 31, 2000. The increase in revenue was primarily from the $389,703 of consulting  revenue  generated in the quarter  ended March 31, 2001  compared to
$25,778 of consulting revenue for the quarter ended March 31, 2000. In the first quarter ended March 31, 2001 software sales were $10,447  compared to zero sales in the first quarter ended March 31, 2000.  These  software sales are the result of several  factors,  not the least of which are a renewed  sales effort and the promotion of the proprietary technology on our Web site. We expect that the sale of our  decision  support  software  and the  licensing  of  existing  and to be developed  knowledge bases will represent an increasing  percentage of our total revenue in future periods.

SELLING AND ADMINISTRATIVE EXPENSES

Our selling and  administrative  costs for the three months ended March 31, 2001 and 2000  represent  92.37% and  97.70%,  respectively,  of our total  operating expenses for those  periods.  The  composition of these expenses and the reasons for changes in each of these components are explained in the following table and the paragraphs that follow.

                                            March 31,     %     March 31,      %
                                                2001                 2000
                                            ---------   ---    ----------    ---

Salaries and wages .....................   $  640,202    60%   $  743,815    46%

Stock based compensation expense .......       16,375     1%        6,063     1%

Advertising and promotion expense ......       10,000     1%      571,369    35%

Consulting fees ........................       96,465     9%       21,238     1%

Rent .................................         52,727     5%       31,612     2%

Other ................................        254,848    24%      238,685    15%

TOTAL SELLING AND ADMINISTRATIVE EXPENSES  $1,070,617   100%   $1,612,782   100%

Salaries and wages

Included in our salary and wages are the following expenses:
       o    Salaries paid to employees
       o    Health benefits
       o    Vacation accruals
       o    Bonuses and commissions
       o    Employer  contributions  to social  security,  medical aid and other
            social   programs   required  by  State,   Provincial   and  Federal
            authorities

Salaries  and wages for the three  months  ended  March 31,  2001 were  $640,202 compared  to  $743,815  for the same  period in the  prior  year.  The  $103,613 decrease in  salaries  and wages was the result of reduced  staff  levels in our wholly-owned  U.S.  operating  subsidiary (a saving of  approximately  $168,000)
offset by increased salary and wage costs for our Canadian subsidiary (a cost of approximately  $124,000). The reduced staffing costs of our U.S. subsidiary were the  result of some  limited  restructuring  and  attrition  in the last half of fiscal 2000 as we recognized that  advertising  revenue was not going to provide the anticipated  offset to the costs of hosting original research content on our
Web site.

Stock based compensation expense

The stock based  compensation  expense for the three months ended March 31, 2001 was $16,375 compared to $6,063 for the comparative  period ended March 31, 2000.
The  increase of $10,312 is due to changes in the  underlying  number of options outstanding.

Advertising and promotion expense

Advertising and promotion  expenses decreased to $10,000 in the first quarter of
2001 from $571,369 in the first  quarter of 2000, a decrease of 98%.  Subsequent to the launch of our Web site in December 1999, we advertised  both on the World
Wide Web and in more traditional  media for a period of four to five months.  In subsequent months,  because we were unable to assess the impact or the return on investment of these  advertising  campaigns,  we decided to discontinue all paid advertising until more reliable methods of assessment become available.

Consulting fees

Consulting  fees were  $96,465  compared to $21,238 for the three  months  ended
March 31, 2000. This increase of approximately  $75,000 is largely  attributable to marketing  and sales  consultants  hired to assist in our efforts to identify market needs and develop sales strategies to launch our proprietary technology.

Rent

Rent for the three  months ended March 31, 2001 and 2000 was $52,727 and $31,612 respectively.  The major reason for the increase of approximately $21,000 in our rent  expense was due to an  escalation  clause in the lease  agreement  for our
Woburn,  Massachusetts  facility  and an increase in the rent for our  Montreal,
Quebec facility on renewal of that existing lease.

INTEREST EXPENSE

Interest expense decreased to $12,142 from $2,664,805 for the three months ended
March 31, 2000.

The fiscal 2000 interest  expense was unusually  high because of the  beneficial conversion  feature that arose due to the March 31, 2000 issue of  $3,000,000 6%
convertible  debenture in our subsidiary  TEC.com at a conversion price that was lower than the market price of the  underlying  TEC.com  shares.  As a result of this issue the  debenture  holders had an  intrinsic  benefit if they  converted their debentures into shares.  In recognition of this, the expense for the three months  ended  March 31,  2000  reflected  a  non-recurring  non cash  charge of
$2,571,429 that represented the difference  between the conversion price and the market price of the underlying shares.  Furthermore,  effective November 9, 2000 these  $3,000,000 6%  convertible  debentures  were  exchanged for  exchangeable preferred shares ("Exchangeable Shares") of our subsidiary,  3786137 Canada Inc.
("3786137"),  and consequently,  and in accordance with the exchange  agreement, all interest subsequent to September 30, 2000 was waived.

In addition to the above,  effective February 28, 2001, debentures having a face value of $1,263,596 were also exchanged for  Exchangeable  Shares of 3786137 and in accordance with the exchange  agreement all interest  subsequent to September
30, 2000 was waived.

LIQUIDITY AND CAPITAL RESOURCES

We have historically  satisfied our cash requirements  primarily through private placements  of equity or debenture  securities.  In the three months ended March
31,  2001 our net cash  position  deteriorated  by  $1,100,765  for the  reasons explained in the following paragraphs.

Cash used in operating activities

Net cash used in  operating  activities  totaled  $944,005  for the three months ended March 31, 2001 compared to $1,808,056 for the three months ended March 31,
2000.  The  decreased  use of our cash in the first  quarter  of 2001 is largely explained  by the  reduction in our selling and  administrative  expenses and an increase in our  revenues.  We reduced the cash required to support the creation of original  research  content on our Web site by  reducing  our  headcount  and significantly reduced our advertising and promotion expenses.

At March 31, 2001 our  receivables  are $381,627 and  represent 87% of our first quarter's revenue.  This relatively high percentage is largely the result of the timing of our invoices  since on our  consulting  engagements we only invoice on achieving contractual milestones.  In the month of March we invoiced $256,417 to all  customers.  We have a good history of collecting our  receivables  from our customers  and  consequently  are  confident  that we will be able to collect on these amounts.

Cash used in financing activities

In the three  months  ended March 31,  2001  financing  activities  used cash of
$153,931 as follows:  $39,930 to repay debt and $114,001 to repurchase 4,114,740 common  shares of our  subsidiary  TEC.com.  In contrast  to this,  in the three months  ended  March 31,  2000 we raised an  additional  $1,625,000  through the issuance of 6% convertible debentures that were convertible, at a price of $0.21 per share,  into TEC.com common shares and an additional  $51,359 from the issue of common shares of TEC.com.

Cash used in investing activities

In the three  months  ended  March  31,  2001 no cash was used or  generated  on investing activities compared to the use of $22,806 of cash for the three months ended March 31, 2000.

We currently anticipate that our current cash balances, together with cash flows from operations will only be sufficient to meet the anticipated  liquidity needs for  working  capital  and  capital  expenditures  until June 30,  2001.  We are currently  actively seeking  additional  capital through the issuance of debt or equity.

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

   o  Our  ability  to sell our  advertising  space  on our Web site at  current market rates;
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
   o   Developing  the capacity to market  products or entering into  agreements
       with others to do so; |X| Market acceptance of our products;
   o   The ability to obtain additional funding;  and
   o   The ability to achieve certain product development milestones.

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

We try to protect our proprietary position by filing United States, Canadian and foreign patent applications  related to our proprietary  technology,  inventions and  improvements  that  are  important  to the  development  of  our  business.
Enforceability  of patents  cannot be  projected  with  certainty.  Patents,  if issued, may be challenged,  invalidated or circumvented. Any patents that we own or license  from  others may  provide no  protection  against  competitors.  Our pending patent  applications,  those we may file in the future,  or those we may license from third parties,  may not result in patents being issued.  If patents are issued,  they may not provide us with proprietary  protection or competitive advantages against competitors with similar technology.  Furthermore, others may independently  develop similar  technologies or duplicate any technology that we have  developed.  The laws of  certain  foreign  countries  do not  protect  our intellectual property rights to the same extent as the laws of the United States and Canada.

We also rely on trade secrets, know-how and technology,  which we try to protect by entering into confidentiality agreements with parties that have access to it, such as our corporate partners, collaborators, employees and consultants. Any of these parties can reach the agreement and disclose our confidential  information or our competitors might learn of the information in some other way.

WE CAN GIVE NO ASSURANCES THAT OUR FORWARD-LOOKING STATEMENTS WILL BE CORRECT.

Certain forward-looking statements,  including statements regarding our business and  financing  plans,  are contained in this  Quarterly  Report on Form 10-QSB.
These forward-looking statements reflect our views with respect to future events
and  financial  performance.   The  words,   "believe,"  "expect,"  "plans"  and
"anticipate"  and  similar  expressions  identify  forward-looking   statements.
Although we believe  that the  expectations  reflected  in such  forward-looking statements are reasonable,  we can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from such expectations are disclosed in this Quarterly Report on Form
10-QSB. All subsequent written and oral forward-looking  statements attributable to us are expressly  qualified in their entirety by the  cautionary  statements.
Readers  are  cautioned  not to place undue  reliance  on these  forward-looking statements,  which speak only as of their dates.  We undertake no  obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART 2.     OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

     During the first quarter of 2001, we issued a total of 3,307,946  shares of our common stock in trust to provide for the exchange of 3,307,946  Exchangeable
Shares of our subsidiary  3786137 Canada Inc. which were issued as consideration for the acquisition of shares and convertible  debentures of Tec.com.  Following this  transaction,  we now own  approximately  98% of Tec.com on a fully diluted basis. The securities were issued in reliance on the exemption from registration under the Securities Act of 1933, as amended (the  "Securities  Act"),  provided for in Rule 903 of Regulation S  ("Regulation  S") to a trust for the benefit of the holders of  Exchangeable  Shares all of whom are  non-U.S.  Persons (as such term is defined in Rule 902 of Regulation S). All such securities were deemed by the Company to be  restricted  securities  and were  appropriately  legended and restricted  as to  subsequent  transfer.  No  underwriter  was  involved in such transaction.  The  company  derived no  proceeds  from this  issuance,  although debentures of our subsidiary  Tec.com with a principal amount of $1,263,596 were retired as a result of the transaction.

       On February  22, 2001 we granted  options  under our stock option plan to acquire a total of 2,005,000  shares of our common stock at a price of $0.75 per share to eight beneficiaries.  These options can be exercised until February 22,
2006 and are subject to various vesting periods.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

In accordance with the  requirements of the Exchange Act, the registrant  caused this  report to be  signed on its  behalf  by the  undersigned,  thereunto  duly authorized.

Dated:  May 14, 2001                                                  TECE, INC.

                                                          By: /s/ Andre Telmosse
                                                              ------------------
                                                                  Andre Telmosse
                                                               President and CEO

                                                         By: /s/ Michael Clayton
                                                             -------------------
                                                                 Michael Clayton
                                                          Vice President and CFO
                                    (Principal Financial and Accounting Officer)

