Form 10QSB
period 2001-06-30
TECE INC
filed 2001-08-14
CIK 1069488

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X)      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended:           June 30, 2001
                                        ----------------------------------------

( )      TRANSACTION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------   --------------------

Commission File Number: 0-30170
                        -------

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
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (514) 954-3665
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
                ------------------------------------------------
(Former Name, Former Address and Former Fiscal year, if Changed Since Last Report)

Check  whether the issuer (1) has filed all reports to be filed by Section 13 or
15(d) of the Exchange Act during the past 12 months (or for such shorter  period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

                       APPLICABLE ONLY TO CORPORATE ISSUER

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest  practicable date:  25,665,757 shares of Common Stock as of August 9, 2001.

Transitional Small Business Disclosure Format (check one):
(   ) YES (X)  NO

                                   TECE, INC.

                                   FORM 10-QSB

                                      INDEX

PART I.   FINANCIAL INFORMATION                                                        PAGE
                                                                                       ----

Item 1.   Financial Statements

          Consolidated Balance Sheet at June 30, 2001
          (unaudited) and December 31, 2000 (audited)...................................3

          Interim Consolidated Statement of Operations for the six-month and three-month periods ended June 30, 2001 and 2000 (unaudited)..............4

          Interim Consolidated Statement of Shareholder's Equity (Deficiency)
          for the six-month period ended June 30, 2001 (unaudited)......................5

          Interim Consolidated Statements of Cash Flows

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security holders..........................22

Item 6.   Exhibits and Reports on Form 8-K.............................................23

SIGNATURES                                                                             23

TECE, INC.
(formerly TEC Technology Evaluation.Com Corporation)
Interim Consolidated Balance Sheet

(expressed in U.S. dollars)

                                                                                       AS AT                          AS AT
                                                                                    JUNE 30,                   DECEMBER 31,
                                                                                        2001                           2000
                                                                                           $                              $
                                                                                 (unaudited)                      (audited)
ASSETS

CURRENT ASSETS
Cash                                                                                   95,754                      1,921,483
Accounts receivable                                                                   292,299                        545,436
Tax credits receivable                                                                319,275                        232,749
Prepaid expenses                                                                      107,356                        122,253
                                                                               ------------------------------------------------

                                                                                      814,684                      2,821,921
                                                                               ================================================

FIXED ASSETS                                                                          110,523                        146,990

OTHER ASSETS                                                                            5,911                          7,600
                                                                               ------------------------------------------------

                                                                                      931,118                      2,976,511
                                                                               ------------------------------------------------

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued liabilities                                              910,108                      1,056,062
Promissory note payable to related company (note 4)                                    37,000                              -
Deferred revenue                                                                       47,266                        131,463
Current portion of long-term debt                                                      46,927                         47,381
                                                                               ------------------------------------------------

                                                                                    1,041,301                      1,234,906
                                                                               ------------------------------------------------

LONG-TERM DEBT                                                                         81,059                        121,472

ADVANCES FROM RELATED COMPANIES                                                     1,148,187                      1,145,570

CONVERTIBLE DEBENTURES                                                                147,060                      1,792,835
                                                                               ------------------------------------------------

                                                                                    1,376,306                      3,059,877
                                                                               ------------------------------------------------

REDEEMABLE PREFERRED SHARES (4,000,000 Class "A" preferred shares)
   issued and outstanding                                                           2,046,508                      2,046,508
                                                                               ------------------------------------------------

SHAREHOLDERS' EQUITY (DEFICIENCY)

EXCESS OF DEFICIT OVER SHARE CAPITAL
Capital stock
        25,665,757 (December 31, 2000 - 22,357,811)
        common shares issued and outstanding                                        6,722,259                      5,084,859
Deferred stock-based compensation                                                     (34,296)                       (74,487)
Additional paid-in capital                                                          6,589,702                      6,718,478
Accumulated other comprehensive income                                                231,016                        227,324
Accumulated deficit                                                               (17,041,678)                   (15,320,954)
                                                                               ------------------------------------------------

                                                                                   (3,532,997)                    (3,364,780)
                                                                               ------------------------------------------------

                                                                                      931,118                      2,976,511
                                                                               ================================================
The accompanying notes are an integral part of these financial statements.

TECE, INC.
(formerly TEC TechnologyEvaluation.Com Corporation)
Interim Consolidated Statement of
Operations (Unaudited)
FOR THE SIX-MONTH AND THREE-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

(expressed in U.S. dollars)

                                                                             6 MONTHS        6 MONTHS      3 MONTHS       3 MONTHS
                                                                           ENDED JUNE      ENDED JUNE    ENDED JUNE     ENDED JUNE
                                                                             30, 2001        30, 2000      30, 2001       30, 2000
                                                                                    $               $             $              $

REVENUE
Consulting fees                                                               575,399        233,233        185,696        207,455
Web advertising revenue                                                        61,465        135,000         23,380         81,000
Software revenue                                                               29,519           --           19,072           --
                                                                          ---------------------------------------------------------

                                                                              666,383        368,233        228,148        288,455
                                                                          ---------------------------------------------------------

EXPENSES
Selling and administrative (including stock-based compensation expense,     2,205,666      2,038,903      1,135,049        426,122
(note 9)
Research and development, net of tax credits                                  125,306         38,824         54,679         21,485
Depreciation of fixed assets                                                   57,009         39,785         39,213         19,103
                                                                          ---------------------------------------------------------
                                                                            2,387,981      2,117,512      1,228,941        466,710
                                                                          ---------------------------------------------------------

OPERATING LOSS                                                             (1,721,598)    (1,749,279)    (1,000,793)      (178,255)
                                                                          ---------------------------------------------------------
OTHER INCOME (EXPENSES)
Interest expense (including beneficial conversion feature on                  (19,898     (2,748,085)        (8,072)       (79,513)
convertible debentures (note 10)
Foreign exchange gain (loss)                                                   20,772        (75,301)        22,736        (80,222)
                                                                          ---------------------------------------------------------

                                                                                  874     (2,823,386)        14,664       (159,735)
                                                                          ---------------------------------------------------------

NET LOSS FOR THE PERIOD                                                    (1,720,724)    (4,572,665)     (986, 129)      (337,990)
                                                                          ---------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                   25,054,372      3,888,309     25,665,757      3,903,926
                                                                          ---------------------------------------------------------

NET LOSS PER COMMON SHARE, BASIC AND DILUTED                                    (0.07)         (1.18)         (0.04)         (0.09)
                                                                          ---------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

TECE, INC.
(formerly TEC TechnologyEvaluation.Com Corporation)
Interim Consolidated Statement of Shareholders' Equity (Deficiency) (Unaudited)
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2001

(expressed in U.S. dollars)

                                                                                                          3786137
                                                                                                      CANADA INC.
                                                                      TEC.Com                       (EXCHANGEABLE
                                                                       COMMON                             -NOTE 1)
                                                                       ------                             --------

                                                        NUMBER OF    VALUE OF            NUMBER OF       VALUE OF
                                                    SHARES ISSUED      SHARES        SHARES ISSUED         SHARES
                                                                            $                                   $

BALANCE AT DECEMBER 31, 2000                                    -           -           11,913,140      5,074,409

Forfeited stock options of TEC.com                              -           -                    -              -
Expense on remaining TEC.com stock options                      -           -                    -              -
Common shares of TEC.com repurchased for cash                   -           -                    -              -
US$ convertible debentures with accrued interest
        settled for 3786137 Canada Inc. (note 5)                -           -              546,334        576,930
CA$ convertible debentures with accrued interest
        settled for 3786137 Canada Inc. (note 5)                -           -              956,506        936,982
US$ debenture with accrued interest converted to
        Tec.com shares                                    246,976     123,488                    -              -
TEC.com shares transferred to 3786137 Canada Inc.
        (note 6)                                         (246,976)   (123,488)           1,805,106        123,488
3786137 Canada Inc. exchangeable preferred shares
        exchanged for TECE, Inc. common shares
        (note 1)                                                -           -           (5,815,387)    (2,564,322)
Stock-based compensation costs                                  -           -                    -              -
Net loss for the period                                         -           -                    -              -
Other comprehensive income
        Foreign currency translation                            -           -                    -              -

Comprehensive income                                            -           -                    -              -
                                                      ---------------------------------------------------------------

BALANCE AT JUNE 30, 2001                                        -           -            9,405,699      4,147,487
                                                      ===============================================================

                                                                         TECE
                                                                         INC.
                                                                       COMMON
                                                                       ------

                                                                                                                   ACCUMULATED
                                                                     ADDITIONAL                      DEFERRED            OTHER
                                                       NUMBER OF       VALUE OF       PAID-IN     STOCK-BASED    COMPREHENSIVE
                                                   SHARES ISSUED         SHARES       CAPITAL    COMPENSATION           INCOME
                                                                              $             $               $                $

BALANCE AT DECEMBER 31, 2000                          10,444,671         10,450     6,718,478         (74,487)         227,324

Forfeited stock options of TEC.com                             -              -       (14,775)          6,108                -
Expense on remaining TEC.com stock options                     -              -      (114,000)         34,083                -
Common shares of TEC.com repurchased for cash                  -              -             -               -                -
US$ convertible debentures with accrued interest
        settled for 3786137 Canada Inc. (note 5)               -              -             -               -                -
CA$ convertible debentures with accrued interest
        settled for 3786137 Canada Inc. (note 5)               -              -             -               -                -
US$ debenture with accrued interest converted to
        Tec.com shares                                         -              -             -               -                -
TEC.com shares transferred to 3786137 Canada Inc.
        (note 6)                                               -              -             -               -                -
3786137 Canada Inc. exchangeable preferred shares
        exchanged for TECE, Inc. common shares
        (note 1)                                       5,815,387      2,564,322             -               -                -
Stock-based compensation costs                                 -              -             -               -                -
Net loss for the period                                        -              -             -               -                -
Other comprehensive income
        Foreign currency translation                           -              -             -               -            3,692

Comprehensive income                                           -              -             -               -                -
                                                   -------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2001                              16,260,058      2,574,772     6,589,702         (34,296)         231,016
                                                   ===============================================================================

                                                                                                   REDEEMABLE PREFERRED
                                                                                                                 SHARES
                                                                                                                 ------

                                                                               TOTAL
                                                                        SHAREHOLDERS'
                                                     ACCUMULATED              EQUITY           NUMBER OF       VALUE OF
                                                         DEFICIT        (DEFICIENCY)       SHARES ISSUED         SHARES
                                                               $                   $                                  $

BALANCE AT DECEMBER 31, 2000                         (15,320,954)         (3,364,780)          4,000,000      2,046,508

Forfeited stock options of TEC.com                             -              (8,667)                  -              -
Expense on remaining TEC.com stock options                     -              34,083                   -              -
Common shares of TEC.com repurchased for cash                  -            (114,001)                  -              -
US$ convertible debentures with accrued interest
        settled for 3786137 Canada Inc. (note 5)               -             576,930                   -              -
CA$ convertible debentures with accrued interest
        settled for 3786137 Canada Inc. (note 5)               -             936,982                   -              -
US$ debenture with accrued interest converted to
        Tec.com shares                                         -             123,488                   -              -
TEC.com shares transferred to 3786137 Canada Inc.
        (note 6)                                               -                   -                   -              -
3786137 Canada Inc. exchangeable preferred shares
        exchanged for TECE, Inc. common shares
        (note 1)                                               -                   -                   -              -
Stock-based compensation costs                                 -                   -                   -              -
Net loss for the period                               (1,720,724)         (1,720,724)                  -              -
Other comprehensive income
        Foreign currency translation                           -               3,692                   -              -
                                                                          ----------
Comprehensive income                                           -          (1,717,032)                  -              -
                                                    -------------------------------------------------------------------

BALANCE AT JUNE 30, 2001                              (17,041,678)        (3,532,997)          4,000,000      2,046,508
                                                    ===================================================================

The accompanying notes are an integral part of these financial statements.

TECE, INC.
(formerly TEC TechnologyEvaluation.Com Corporation)
Interim Consolidated Statement of Cash Flows
Unaudited
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2001 AND 2000

(expressed in U.S. dollars)

                                                                           2001          2000
                                                                              $             $

CASH FLOWS PROVIDED BY (USED IN)

OPERATING ACTIVITIES
Net loss for the period                                              (1,720,724)   (4,572,665)
Adjustments for:
        Depreciation of fixed assets                                     57,009        39,785
        Accrued interest on convertible debentures and advances          13,380       269,601
        Stock-based compensation expense                                 25,416      (966,875)
        Accretion on convertible debentures                                --       2,571,429
Change in non-cash operating working capital items
        Accounts receivables                                            244,601      (146,403)
        Tax credits receivable                                          (87,569)     (155,279)
        Prepaid expenses                                                 13,543           654
        Accounts payable, accrued liabilities and deferred revenue     (215,838)      322,592
                                                                     ------------------------

                                                                     (1,670,182)   (2,637,161)
                                                                     ------------------------

FINANCING ACTIVITIES
Proceeds from issuance of convertible debentures                           --       1,625,000
Repayment of long-term debt                                             (40,413)      (12,271)
Net proceeds from issuance of common shares                                --          72,026
Repurchase of common shares                                            (114,001)         (487)
Proceeds from issuance of notes payable to related companies             37,000       500,000
Bank indebtedness                                                          --          90,444
Proceeds from advances from related company                                --         286,913
                                                                    -------------------------

                                                                       (117,414)    2,561,625
                                                                    -------------------------
INVESTING ACTIVITIES
Additions to other assets                                                  --          (7,113)
Additions to fixed assets, net of investment tax credits                (21,450)      (15,941)
                                                                    -------------------------
                                                                        (21,450)      (23,054)
                                                                    -------------------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                         (16,683)      (16,678)
                                                                    -------------------------

DECREASE IN CASH                                                     (1,825,729)     (115,268)

CASH - BEGINNING OF PERIOD                                            1,921,483       143,543
                                                                    -------------------------

CASH - END OF PERIOD                                                     95,754        28,275
                                                                    ==========================

The accompanying notes are an integral part of these financial statements.

TECE, INC.
(formerly TEC TechnologyEvaluation.Com Corporation)
Notes to Interim Consolidated Financial Statements
Unaudited
JUNE 30, 2001

(expressed in U.S. dollars)

1.      BASIS OF PRESENTATION

        The consolidated  financial statements and related notes included herein have been prepared by TECE,  Inc.  without audit,  pursuant to the rules and  regulations  of the  Securities  and  Exchange  Commission.  In the
        opinion of management,  the accompanying  unaudited interim consolidated financial statements contain all adjustments,  consisting of only normal
        recurring  adjustments,   necessary  to  present  fairly  the  financial
        position of TECE,  Inc. as at June 30, 2001 and 2000, and the results of its operations and its cash flows for the six months ended June 30, 2001 and 2000. All significant  intercompany  accounts and transactions  have been eliminated on consolidation.  The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results that can be expected  for the entire  fiscal year  ending  December  31,
        2001.

        The  9,405,699   Class  A  Preferred   Shares  of  3786137  Canada  Inc.
        outstanding as of June 30, 2001 are exchangeable into TECE, Inc. and are considered to be equal to TECE,  Inc. common shares since they share all the same rights and  privileges  of those  shares.  Consequently,  these shares  are  included  in  the  calculation  of  the  total  issued  and outstanding shares of TECE, Inc. as that number is used for earnings per share and shareholders' equity presentation.

        During Q2 2001,  5,815,387  Class A Preferred  Shares of 3786137  Canada
        Inc. were exchanged for TECE, Inc. common shares.

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

        b)     The  accompanying  financial  statements have been prepared using
               United States generally accepted accounting principles applicable to a  going  concern.  The  use of  such  principles  may  not be appropriate  because,  as at June 30, 2001, there was substantial doubt that the  Corporation  would be able to continue as a going concern.

               For the period ended June 30, 2001, the Corporation had a loss of
               $1,720,724 and an accumulated deficit of $17 million.

               Management has continued  costs  rationalization  initiated in Q1 and is actively seeking additional  capital. A new business model that has  promising  revenue  opportunities  is  currently  under development.

                                                                             (1)

TECE, INC.
(formerly TEC TechnologyEvaluation.Com Corporation)
Notes to Interim Consolidated Financial Statements
Unaudited
JUNE 30, 2001

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

3.      SOFTWARE REVENUE

        Software revenue is recognized in accordance with the American Institute of Certified  Public  Accountants  (AICPA)  Statement of Position  (SOP)
        97-2,  "Software  Revenue  Recognition",  and  the  Securities  Exchange
        Commission  (SEC) Staff  Accounting  Bulletin (SAB) 101. The Corporation
        recognizes  the revenue from software  when the  following  criteria are satisfied:

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

4.      PROMISSORY NOTE PAYABLE TO RELATED COMPANY

        The promissory note payable to Intasys  Corporation  bears interest at a rate of 10% per annum and is payable on demand.

5.      CONVERTIBLE DEBENTURES

        In the  six-month  period  ended June 30, 2001,  $1,249,662  of U.S. and
        Canadian  denominated   debentures  including  accrued  and  capitalized
        interest of  $264,250  totalling  $1,513,912  were  settled  through the issuance of 1,502,840  Exchangeable  Preferred  Shares of 3786137 Canada
        Inc. In addition, $100,000 of U.S. convertible debentures and $23,488 of accrued and  capitalized  interest  were  converted  to 246,976  TEC.com shares,  which were  subsequently  transferred for 123,488  Exchangeable
        Preferred Shares of 3786137 Canada Inc on a 2 for 1 basis.

                                                                             (2)

TECE, INC.
(formerly TEC TechnologyEvaluation.Com Corporation)
Notes to Interim Consolidated Financial Statements
Unaudited
JUNE 30, 2001

(expressed in U.S. dollars)

        The convertible debentures consist of the following:

                                                                  AS AT                     AS AT
                                                               JUNE 30,              DECEMBER 31,
                                                                   2001                      2000
                                                                      $                         $

               12% US$ convertible debentures                   125,000                 1,488,596
               Accrued and capitalized interest                  22,060                   304,239
                                                                -------                 ---------

                                                                147,060                 1,792,835
                                                                =======                 =========

6.      SECONDARY OFFERING TO CANADIAN MINORITY INTEREST

        On  February  28,  2001,  the  Corporation  successfully  concluded  its secondary  offering to the Canadian  minority  security  holders for the exchange of their  interest in TEC.com  for  Exchangeable  Shares on the same  terms and  conditions  as those  offered  to and  accepted  by the
        Majority TEC.com  shareholders.  A portion of Canadian minority security holders held convertible debentures which were exchanged as explained in note 5 and the remaining  Canadian minority security holders were common shareholders  that  exchanged  their  shares of  TEC.com  for  1,681,618
        Exchangeable Shares of 3786137 Canada Inc.

7.      REPURCHASE OF COMMON SHARES OF TEC.COM

        The  Corporation  repurchased  4 million  common  shares of TEC.com  for
        $114,001.

8.      CAPITAL STOCK

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

                                                                             (3)

TECE, INC.
(formerly TEC TechnologyEvaluation.Com Corporation)
Notes to Interim Consolidated Financial Statements
Unaudited
JUNE 30, 2001

(expressed in U.S. dollars)

        Changes in outstanding  options  during the six-month  period ended June
        30, 2001 for both plans were as follows:

                                                                                                                WEIGHTED
                                                                          EXERCISE                               AVERAGE
                                                                             PRICE           NUMBER       EXERCISE PRICE
                      TEC.com                                                  US$                                   US$

                      Options outstanding - December 31, 2000                               449,996                0.24
                             Cancelled                                                       43,333                0.20
                                                                         ----------------------------------------------

                      Total options outstanding - June 30, 2001                             406,663                0.24
                                                                         ----------------------------------------------

                                                                             0.20           351,663
                                                                             0.50            55,000
                                                                         ----------------------------------------------

                                                                                            406,663
                                                                         ==============================================

                      Options exercisable - June 30, 2001                    0.20           154,663                0.20
                                                                             0.50            18,333                0.50
                                                                         ----------------------------------------------

                                                                                            172,996
                                                                         ==============================================

                      Weighted average remaining contractual life           0.20                              8.8 years
                                                                            0.50                              8.9 years
                                                                        ===============================================

                                                                                                                WEIGHTED
                                                                          EXERCISE                               AVERAGE
                                                                             PRICE           NUMBER       EXERCISE PRICE
                      TEC.com                                                  US$                                   US$

                      Options outstanding - December 31, 2000                                     -                    -
                             Granted at $0.75                                             2,005,000                 0.75
                      Total options outstanding - June 30, 2001                           2,005,000                 0.75
                                                                        ------------------------------------------------

                      Options exercisable - June 30, 2001                   0.75            590,000                 0.75
                                                                        ================================================

                      Weighted average remaining contractual life           0.75                               9.7 years
                                                                        ================================================

                                                                             (4)

TECE, INC.
(formerly TEC TechnologyEvaluation.Com Corporation)
Notes to Interim Consolidated Financial Statements
Unaudited
JUNE 30, 2001

(expressed in U.S. dollars)

9.      SELLING AND ADMINISTRATIVE

        Selling and  administrative  expenses include  stock-based  compensation expense (reversal) as follows:

                                      6 MONTHS                6 MONTHS           3 MONTHS ENDED                3 MONTHS
                                         ENDED                   ENDED                 JUNE 30,                   ENDED
                                      JUNE 30,                JUNE 30,                     2001                JUNE 30,
                                          2001                    2000                        $                    2000
                                             $                       $                                                $

                                         25,416                (966,875)                  9,041                 (972,438)
                                   ----------------------------------------------------------------------------------------

10.     INTEREST EXPENSE

        Interest expense includes  beneficial  conversion feature on convertible debentures as follows:

                                    6 MONTHS                6 MONTHS           3 MONTHS ENDED                3 MONTHS
                                       ENDED                   ENDED                 JUNE 30,                   ENDED
                                    JUNE 30,                JUNE 30,                     2001                JUNE 30,
                                        2001                    2000                        $                    2000
                                           $                       $                                                $

                                            -               2,571,429                       -                        -
                                   ------------------------------------------------------------------------------------

11.     SEGMENT INFORMATION

        Management has organized the Corporation  under one reportable  segment, being the  development  and marketing of software and related  services.
        All of the Corporation's long-lived assets are located in Canada and the
        United States.

        The summary of revenue by geographic location in which the Corporation's customers are located is as follows:

                                          6 MONTHS                6 MONTHS           3 MONTHS ENDED                3 MONTHS
                                             ENDED                   ENDED                 JUNE 30,                   ENDED
                                          JUNE 30,                JUNE 30,                     2001                JUNE 30,
                                              2001                    2000                        $                    2000
                                                 $                       $                                                $

               United States                641,984                 321,587                 226,012                  252,587
               Canada                        17,759                  46,646                   2,136                   35,868
               Other                          6,640                       -                       -                        -
                                          ----------------------------------------------------------------------------------
                                            666,383                 368,233                 228,148                  288,455
                                          ==================================================================================

                                                                             (5)

TECE, INC.
(formerly TEC TechnologyEvaluation.Com Corporation)
Notes to Interim Consolidated Financial Statements
Unaudited
JUNE 30, 2001

(expressed in U.S. dollars)

        During  the  six-month  period  ended  June  30,  2001,  there  were two customers  from which 10% or more of the  Corporation's  total  revenues were  derived:  A and B  accounting  for 13% and  36% of  total  revenue respectively.  During the  six-month  period ended June 30, 2000,  there were two  customers  from which 10% or more of the  Corporation's  total revenues  were  derived:  C and D  accounting  for 38% and 31% of  total revenue respectively.

        The summary of long-lived assets by geographic location is as follows:

                                                          JUNE 30,                   DECEMBER 31,
                                                              2001                           2000
                                                                 $                              $

               United States                                107,320                        140,220
               Canada                                         3,203                          6,770
                                                    -----------------------------------------------

                                                            110,523                        146,990
                                                    ===============================================

12.     NEW ACCOUNTING STANDARDS

        On June 29, 2001, the FASB approved its proposed Statements of Financial
        Accounting Standards No. 141 (SFAS 141), Business Combinations, and SFAS
        142,Goodwill and Other Intangible Assets. The provisions of SFAS 141 and
        SFAS 142 are effective for fiscal years beginning on or after January 1,
        2002 with early adoption permitted under certain  circumstances.  In all cases,  the standard  must be adopted at the  beginning of a fiscal year and retroactive adoption is not permitted. FAS 141 requires all business combinations  to be accounted for under the purchase method and requires the separate  recognition  of  intangible  assets apart from goodwill if criteria are met. FAS 142  prohibits  the  amortization  of goodwill and indefinite  life  intangible  assets.  Instead,  goodwill and intangible assets are to be written  down  whenever  carrying  value  exceeds  fair value.  Intangible  assets  that do not  have an  indefinite  life  must continue to be  amortized.  The  adoption of SFAS No. 141 and 142 is not expected  to have any  material  impact on the  Corporation's  financial statements.

13.     SUBSEQUENT EVENT

        Subsequent to June 30, 2001, a shareholder, Intasys Corporation advanced to the Corporation  $263,000,  evidenced by a promissory note payable on demand bearing interest at a rate of 10% per annum.

                                                                             (6)

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                                    OPERATION

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The discussion in this Quarterly Report on Form 10-QSB contains  forward-looking statements that involve risks and  uncertainties.  The actual results may differ materially from those discussed  herein.  Factors that could cause or contribute to such  differences  include,  but are not limited to,  those  discussed in the section entitled "Risk Factors" of this report, as well as those risks discussed in this section and elsewhere in this report.  Management currently  anticipates that the current cash  balances,  cash flows from  operations  and advances from related  companies  will only be  sufficient to meet the  anticipated  liquidity needs for working  capital and capital  expenditures  until August 15, 2001. See
"Liquidity and Capital Resources" and "Risk Factors".

RESULTS OF OPERATIONS

COMPARISON  OF THE SIX MONTHS  ENDED JUNE 30, 2001 TO THE SIX MONTHS  ENDED JUNE
30, 2000

REVENUE

Revenue  for the first six months  ended June 30,  2001  increased  to  $666,383 compared  with  $368,233  for the same period  last year,  which  represents  an increase of 81%. The increase in revenue is primarily attributable to consulting fees, which were at $575,399 for the first six months compared with $233,233 for the same period last year.  The net loss for the first six months was $1,720,724
($0.07 per share)  compared with a net loss of $4,572,665  ($1.18 per share) for the same period last year.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and  administrative  expenses for the six months ended June 30, 2001 and
2000  represented  92.37%  and  96.29%,  respectively,  of the  total  operating expenses for those periods. The composition of these expenses and the reasons of significant  changes in each of these  components are explained in the following table and the paragraphs that follow.

                                     June 30,           %         June 30,      %
                                       2001                         2000
                                     ----------       ----      ----------    ----
Salaries and wages .................  $1,405,587       64%      $1,589,276     78%
Stock based compensation expense....      25,416        1%        (966,875)   (47%)
Advertising and promotion expense...           -        -          800,466     39%
Professional fees ..................     393,203       18%         230,929     11%
Rent ...............................     162,240        7%          62,288      3%
Other ..............................     219,220       10%         322,819     16%
                                         -------      ---          -------     ---

TOTAL                                 $2,205,666      100%      $2,038,903    100%
                                      ----------     ----       ----------    ----

SALARIES AND WAGES

Salaries  and wages  for the six  months  ended  June 30,  2001 were  $1,405,587 compared to $1,589,276 for the same period last year.  The $183,689  decrease is due to reduced staff in our wholly-owned U.S. operating  subsidiary (a saving of approximately $354,000) offset by increased expenses for our Canadian subsidiary
(approximately  $190,000).  The reduced expenses of our U.S. subsidiary were the result of some limited  restructuring  and  attrition in the last half of fiscal
2000.

STOCK BASED COMPENSATION EXPENSE

The stock based compensation  expense for the six months ended June 30, 2001 was
$25,416  compared to a recovery of $966,875  for the same period last year.  The expense  of $25,416  in 2001 is due to  amortization  of  deferred  stock  based compensation.  The  recovery of  previously  recorded  stock based  compensation expenses of $966,875 in 2000  resulted from a repurchase of 2,000,000 of TEC.com common shares that were issued at no cost in fiscal 1999.

ADVERTISING AND PROMOTION EXPENSES

There were no advertising and promotion expenses in the first six months of 2001 compared to $800,466 in the first six months of 2000.  Subsequent  to the launch of our Internet Web site in December  1999, the Company  advertised  both on the
World  Wide Web and in more  traditional  media for five  months.  Subsequently, management  was unable to assess the impact or the return on investment of these advertising campaigns and decided to discontinue all paid advertising until more reliable methods of assessment are available.

PROFESSIONAL FEES

Professional  fees were  $393,203  compared to $230,929 for the six months ended
June 30, 2000. This increase of approximately  $162,000 was largely attributable
to  legal  and  accounting  fees  increased  due  to  public   Company's  filing
requirements and marketing and sales  consultants  hired to assist in efforts to identify  market  needs and  develop  sales  strategies  to launch the  Company'
services.

RENT

Rental costs for office premises for the six months ended June 30, 2001 and 2000 were $162,240 and $62,288 respectively.  The increase of approximately  $100,000 is  attributable  to a change of the  Company's  Boston  facility.  The previous facility is now available for sublease, for which a reserve for vacancy has been accrued.

INTEREST EXPENSE

Interest  expense  decreased to $19,898 from $2,748,085 for the six months ended
June 30, 2000.  The fiscal 2000 interest  expense was unusually  high because of the beneficial  conversion feature that arose due to the March 31, 2000 issue of
a  $3,000,000  6%  convertible  debenture  in  our  subsidiary  TEC.com.   These
debentures were issued at a conversion  price was lower than the market price of the underlying  TEC.com shares.  As a result of this issue the debenture holders had an intrinsic  benefit if they converted  their  debentures  into shares.  In recognition  of this,  the  expense  for the six  months  ended  June  30,  2000 reflected a non-recurring  non-cash  charge of $2,571,429  that  represented the difference  between the conversion  price and the market price of the underlying shares. Furthermore,  effective November 9, 2000 these $3,000,000 6% convertible debentures  were  exchanged for  exchangeable  preferred  shares  ("Exchangeable
Shares")  of  our  subsidiary,  3786137  Canada  Inc.  ("3786137  Canada"),  and
consequently,  and in accordance  with the exchange  agreement,  all interest in respect of such debentures accruing subsequent to September 30, 2000 was waived.

In addition to the above,  effective February 28, 2001, debentures having a face value of $1,249,662 were also settled for Exchangeable  Shares of 3786137 Canada and in  accordance  with the exchange  agreement all interest in respect of such debentures accruing subsequent to September 30, 2000 was waived.

COMPARISON  OF THE THREE  MONTHS  ENDED JUNE 30, 2001 TO THE THREE  MONTHS ENDED
JUNE 30, 2000

REVENUE

Revenue for the three months ended June 30, 2001 decreased to $228,148  compared with $288,455 for the same period last year, which represents a decrease of 21%.
The decrease is mainly related to a decrease in Web advertising  revenue,  which was at $23,380 for the three  months ended June 30, 2001  compared  with $81,000 for the same period last year. The decrease of Web advertising revenue is due to a shortage of inventory  in the three  months ended June 30, 2001.  The net loss for the three months ended June 30, 2001 was $986,129 ($0.04 per share) compared with a $337,990 ($0,09 per share) net loss for the same period last year.

SELLING AND ADMINISTRATIVE EXPENSES

Selling and administrative expenses for the three months ended June 30, 2001 and
2000 represent 92.36% and 91.30%, respectively,  of total operating expenses for those periods.  The composition of these expenses and the reasons of significant changes in each of these components are explained in the following table and the paragraphs that follow.

                                       June 30,        %       June 30,        %
                                           2001                    2000
                                      ---------      ----     ---------     -----
Salaries and wages .................  $ 672,005       58%     $ 855,870      202%
Stock based compensation expense....      9,041        1%      (972,438)    (228%)
Advertising and promotion expense...          -        -        232,151       54%
Professional fees ..................    167,577       15%        53,138       12%
Rent ...............................    109,742       10%        30,963        7%
Other ..............................    176,684       16%       226,438       53%
                                        -------       ---       -------      ---

TOTAL                                $1,135,049      100%     $ 426,122      100%
                                     ============================================

SALARIES AND WAGES

Salaries  and wages for the  three  months  ended  June 30,  2001 were  $672,005 compared to $855,870 for the same period last year.  The  $183,865  decrease was the result of reduced staff level in our wholly-owned U.S. operating  subsidiary
(a saving  of  approximately  $270,000)  offset by  increased  expenses  for our
Canadian subsidiary  (approximately  $130,000). The reduced staffing expenses of our U.S. subsidiary were the result of some limited  restructuring and attrition in the last half of fiscal 2000.

STOCK BASED COMPENSATION EXPENSE

The stock based  compensation  expense for the three  months ended June 30, 2001 was $9,041 compared to a recovery of $972,438 for the same period last year. The expense  of  $9,041  in 2001 is due to  amortization  of  deferred  stock  based compensation.  The  recovery of  previously  recorded  stock based  compensation expenses of $972,438 in 2000  resulted from a repurchase of 2,000,000 of TEC.com common shares that were issued at no cost in fiscal 1999.

ADVERTISING AND PROMOTION EXPENSES

There were no advertising  and promotion  expenses in the second quarter of 2001 compare  to  $232,151  in the same  period  last  year  due to the  discontinued
advertising campaigns in 2000.

PROFESSIONAL FEES

Professional  fees were $167,577  compared to $53,138 for the three months ended
June 30, 2000. This increase of approximately  $110,000 is largely  attributable to legal and  accounting  fees  required  in order to meet the public  Company's filing requirements.

RENT

Rent for office  space for the three  months  ended  June 30,  2001 and 2000 was
$109,742  and $30,963  respectively.  The increase of  approximately  $79,000 is mainly  attributable  to expenses  incurred to  terminate  the  previous  Boston facility in May 2001 and replace it

by a new less  expensive  facility.  Rent for the three  months  ended June 2001 included a reserve of three months for subleasing.

INTEREST EXPENSE

Interest  expense  decreased  to $8,072 for the three months ended June 30, 2001 from $79,513 for the same period last year. The fiscal 2000 interest expense was composed of interest on convertible  debentures that were converted to shares in
2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically  satisfied its cash requirements  primarily through private placements of equity or debenture  securities.  For the six months ended
June 30, 2001 the Company used $1,825,729 in cash as explained below.

CASH USED IN OPERATING ACTIVITIES

Net cash used in  operating  activities  totaled  $1,670,182  for the six months ended June 30, 2001  compared to  $2,637,161  for the six months  ended June 30,
2000.  The decreased use of cash in the first six months of 2001 is explained by an increase of revenue and a better control on working capital items.

CASH USED IN FINANCING ACTIVITIES

In the six months  ended June 30, 2001  financing  activities  consumed  cash of
$117,414 as follows:  $40,413 to repay debt and $114,001 to repurchase 4,114,740 common shares of our subsidiary TEC.com. An amount of $37,000 was raised through the issuance of a note payable from a shareholder. For the six months ended June
2000 the  Company  raised  $1,625,000  through the  issuance  of 6%  convertible debentures that were  convertible,  at a price of $0.21 per share,  into TEC.com common  shares and an  additional  $72,026 from the issuance of common shares of
TEC.com.  Also,  a total of $786,913  was raised  through the  issuance of notes payable and advances from shareholders.

CASH USED IN INVESTING ACTIVITIES

For the six months  ended June 30, 2001  investing  activities  used  $21,450 to purchase  additional fixed assets compared with $23,054 used for the same period last year.

We currently anticipate that our current cash balances, together with cash flows from operations will only be sufficient to meet the anticipated  liquidity needs for working  capital and capital  expenditures  until  August 31,  2001.  We are currently in discussions to secure  additional  capital  through the issuance of debt or equity. However, there can be no assurance that we will be successful in raising additional funds.

SUBSEQUENT EVENT

Subsequent to June 30, 2001, a shareholder, Intasys Corporation, advanced to the
Corporation  $263,000,  evidenced by a promissory note payable on demand bearing interest at a rate of 10% per annum.

RISK FACTORS

We operate in a rapidly  changing  environment  that involves a number of risks, some of which are beyond our control. The following  discussion  highlights what management believes to be the most material of the risks.

WE WILL NEED ADDITIONAL FINANCING TO CONTINUE OUR OPERATIONS AS PLANNED.

We currently anticipate that our current cash balances, together with cash flows from operations will only be sufficient to meet the anticipated  liquidity needs for working  capital and capital  expenditures  until  August 31,  2001.  We are currently in discussions to secure  additional  capital  through the issuance of debt or equity. However, there can be no assurance that we will be successful in raising additional funds.

If we issue equity securities,  our present  stockholders will be diluted. If we issue debt  securities,  risks  associated  with debt, such as rises in interest rates and  insufficient  cash flow to pay the  principal of and interest on debt securities,  are still valid. Management is unable to predict whether additional equity or debt financing  will be available to us on favorable  terms or at all.
Future  liquidity and capital  requirements  will depend upon numerous  factors, some, but not all, of which are listed below:

     o   ability to raise additional funds;

     o   ability to adapt our  business  model,  products and services to market opportunities and conditions;

     o   pace of expansion of operations; and

     o   need to fund  acquisitions of complementary  products,  technologies or businesses.

WE EXPECT THAT WE WILL INCUR LOSSES FOR THE FORESEEABLE FUTURE.

         We have had net operating losses since being founded and currently have an accumulated deficit.  These losses result from selling,  general and administrative expenses. Profitability expectations depend in part on:

      o  developing the capacity to market products and services;

      o  market acceptance of our products;

      o  our ability to obtain additional funding; and

      o  our ability to achieve certain product development milestones.

We may not achieve any or all of these  goals and,  thus,  are unable to predict whether we will ever achieve significant revenues or profits.

RAPID TECHNOLOGICAL CHANGE COULD RENDER PRODUCTS OBSOLETE OR NON-COMPETITIVE.

The industries we engage in are subject to rapid technological  change and there can be no  assurance  that we will be able to adapt to such  change  in a timely fashion or that the introduction of new products and services by others will not render  our  copyrights,  licenses,  trade  secrets,  trademarks,  products  and services less competitive or obsolete.  We expect to continue  spending funds in an effort to enhance already  technologically  complex products and services and develop or acquire new products and  services.  Failure to develop and introduce new or enhanced  products  and  services on a timely basis might have an adverse impact  on our  results  of  operations,  financial  condition  and cash  flows.
Unexpected  costs and delays are often associated with the process of designing, developing and marketing enhanced versions of existing products and services and new products and services.

PROPRIETARY PROTECTION FOR OUR PRODUCTS AND SERVICES IS IMPORTANT YET UNCERTAIN.

The following factors are important to our success:

     o   receiving patent protection for our products;

     o   maintaining its trade secrets;

     o   not infringing on the proprietary rights of others; and

     o   preventing others from infringing our proprietary rights.

We try to protect our proprietary position by filing United States, Canadian and foreign patent applications  related to proprietary  technology,  inventions and
improvements   that  are   important  to  the   development   of  our  business.
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

We also rely upon a combination of trade secret, copyright and trademark laws to
protect  our  intellectual   property.  We  have  entered  into  confidentiality
agreements with our management and key employees with respect to such assets and limit access to and  distribution  of these and other  proprietary  information.
However, the steps we have taken to protect our intellectual property may not be adequate to deter misappropriation of our proprietary information.  In addition, we may be unable to detect  unauthorized  uses of and take appropriate  steps to enforce our intellectual  property rights.  Although senior management  believes that our services and products

do not infringe on the intellectual property rights of others, we are subject to the risk that such a claim may be asserted in the future.

THE MARKET PRICE OF OUR COMMON STOCK IS VOLATILE.

The  market  price  of  our  Common  Stock  is  subject  to  significant   price
fluctuations  based on (a)  changes  in our  business,  operations,  and  future prospects,  (b) general  market and economic  conditions,  and (c) other factors affecting the perceived value of our Common Stock.

CASH DIVIDENDS ARE UNLIKELY IN THE FORESEEABLE FUTURE.

Management  anticipates that earnings generated from our operations will be used to finance our working capital and market expansion  opportunities and that, for the foreseeable future, cash dividends will not be paid to holders of our Common
Stock.

WE ARE DEPENDENT ON A FEW KEY PERSONNEL.

Our  success  is  dependent  upon the  experience  and  abilities  of our senior management.  There is  significant  competition  in our industries for qualified personnel. There can be no assurance that we will be able to retain our existing personnel  or will be able to recruit  new  personnel  to support  our  business marketing objectives, goals and plans.

LABOR AVAILABILITY AND EMPLOYEE RELATIONS ARE UNCERTAIN.

Currently  the pool of  skilled  software  developers  and  sales  employees  is adequate  for our needs in the areas it operates  in.  Nevertheless,  additional firms entering the industries we compete in could reduce these labor pools.  Any increase in the competition for these employees could have a significant  effect upon both the availability and the price of available labor.

We believe our employee relations are good. Currently, none of our employees are unionized. There can be no assurance, however, that a collective bargaining unit will not be organized and certified in the future. If certified in the future, a work stoppage by a collective  bargaining  unit could be  disruptive  and have a materially adverse effect on us until normal operations resume.

We CAN GIVE NO ASSURANCES THAT FORWARD-LOOKING STATEMENTS WILL BE CORRECT.

Certain forward-looking statements,  including statements regarding our business and  financing  plans,  are contained in this  Quarterly  Report on Form 10-QSB.
These forward-looking  statements reflect the management's views with respect to future events and financial performance. The words, "believe," "expect," "plans"
and "anticipate" and similar expressions  identify  forward-looking  statements.
Although

management  believes  that the  expectations  reflected in such  forward-looking
statements  are   reasonable,   management  can  give  no  assurance  that  such
expectations will prove to be correct. Important factors that could cause actual results  to differ  materially  from such  expectations  are  disclosed  in this
Quarterly Report on Form 10-QSB. All subsequent written and oral forward-looking statements  attributable to us are expressly  qualified in their entirety by the cautionary  statements.  Readers are  cautioned  not to place undue  reliance on these forward-looking statements, which speak only as of their dates. Management undertakes  no  obligation  to  publicly  update or revise  any  forward-looking statements, whether as a result of new information, future events or otherwise.

PART II.    OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 21, 2001, the Company held its annual meeting of  stockholders,  whereby the  stockholders  ratified  the  share  exchange  transaction  by and among the
Company,  3786137  Canada,  TEC.com and  stockholders  of TEC.com,  approved the adoption of Amended and Restated  Articles of  Incorporation,  elected directors approved  the  adoption of the  Company's  2001 Stock Option Plan and approved a proposal  to  ratify  the  appointment  of  PricewaterhouseCoopers  LLP  as  the
Company's independent auditors for the fiscal year ending December 31, 2001. The votes on such matters were as follows:

         1. Ratification of a Share Exchange  Agreement and related  agreements, as  amended  (the  "Exchange  Agreements"),  dated  October  10,  2000 among the
Company, 3786137 Canada, TEC.com, Manitex Capital Inc., Intasys Corporation, and
Don Lobley.

                  For              Against             Abstain
               ----------          -------            --------
               14,701,444            --                  --

         2. To  approve  the  adoption  of  Amended  and  Restated  Articles  of
Incorporation.

                  For              Against             Abstain
               ----------          -------            --------
               14,701,444            --                  --

3. Election of directors:
                                     For               Against
                                     ---               -------
        Philip W. Roizin          15,844,045             --

        Guy Faure                 15,844,045             --

        Louis Lu                  15,844,045             --

        Stece Saviuk              15,844,045             --

        Andre Telmosse            15,844,045             --

        Claude E. Forget          15,844,045             --

         4. To approve the adoption of the Company's 2001 Stock Option Plan.

                  For              Against             Abstain
               ----------          -------            --------
               14,701,444            --                  --

         5.  Ratification of appointment of auditors:  To ratify the appointment of  PricewaterhouseCoopers  LLP as the  Company's  auditors  for the fiscal year ending December 31,2001.

                  For              Against             Abstain
               ----------          -------            --------
               15,844,045            --                  --

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

In accordance with the  requirements of the Exchange Act, the registrant  caused this  report to be  signed on its  behalf  by the  undersigned,  thereunto  duly authorized.

Dated:  August __, 2001                            TECE, INC.

                                                   By: /s/ Andre Telmosse
                                                           Andre Telmosse
                                                        President and CEO

                                                   By: /s/ Daniel Bertrand
                                                           Daniel Bertrand
                                CFO (Principal Financial and Accounting Officer)